Form 10-Q
period 2019-03-31
Hoth Therapeutics, Inc.
filed 2019-05-15
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38803

Hoth Therapeutics, Inc

(Exact Name of Registrant as Specified in its Charter)

Nevada	82-1553794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Rockefeller Plaza, Suite 1039
New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(646) 756-2997

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	HOTH	The Nasdaq Stock Market LLC

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 13, 2019 was 9,603,624.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Balance Sheets

	March 31	December 31
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$5,166,166	$282,621
Prepaid expenses	88,270	12,356
Deferred offering cost	-	206,671
Total current assets	5,254,436	501,648

Property and equipment, net	1,966	2,268
Restricted cash	200,000	-

Total assets	$5,456,402	$503,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$70,593	$142,280
Accrued expenses	17,332	206,671
Total current liabilities	87,925	348,951

Total liabilities	87,925	348,951

Commitments and contingencies

Stockholders’ equity
Preferred stock, 0.0001 par value, 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series A Preferred Stock, 0.0001 par value, 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 and 3,102,480 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	310
Common stock, 0.0001 par value, 75,000,000 shares authorized at March 31, 2019 and December 31, 2018; 9,425,964 and 5,071,400 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	943	507
Additional paid-in-capital	10,707,905	4,665,154
Accumulated deficit	(5,340,371)	(4,511,006)
Total stockholders’ equity	5,368,477	154,965
Total liabilities and stockholders’ equity	$5,456,402	$503,916

 The accompanying notes are an integral part of these financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs and expenses
Research and development	$134,750	$41,240
Research and development - license acquired	10,000	132,164
Compensation and related expenses (including stock-based compensation)	321,449	109,029
Professional fees	293,515	192,260
Rent	7,029	6,139
Other expenses	62,622	46,714
Total operating expenses	829,365	527,546
Loss from operations	(829,365)	(527,546)

Net loss	$(829,365)	$(527,546)

Weighted average number of common shares outstanding, basic and diluted	7,007,178	4,932,217

Net loss per share, basic and diluted	$(0.12)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of Preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance common stock in the IPO, net of offering cost	-	-	1,250,000	126	5,840,042	-	5,840,168
Stock-based compensation	-	-	2,084	-	202,709	-	202,709
Net loss	-	-	-	-	-	(829,365)	(829,365)
Balance at March 31, 2019	-	$-	9,425,964	$943	$10,707,905	$(5,340,371)	$5,368,477

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1,725,980	$173	4,706,277	$470	$3,199,304	$(2,015,481)	$1,184,466
Stock-based compensation (See note 4)	-	-	25,000	3	14,997	-	15,000
Stock issued for research and development (See note 4)	-	-	12,500	1	10,999	-	11,000
Stock issued for acquired license	-	-	213,166	22	132,142	-	132,164
Issuance of Series A Convertible Preferred Stock and warrants for cash in an offering (net of offering costs of 190,180)	1,376,500	137	-	-	1,021,418	-	1,021,555
Warrant value related to Issuance of Series A Convertible Preferred Stock	-	-	-	-	164,766	-	164,766
Net loss	-	-	-	-	-	(527,546)	(527,546)
Balance at March 31, 2018	3,102,480	310	4,956,943	$496	$4,543,626	$(2,543,027)	$2,001,405

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(829,365)	$(527,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	302	302
Research and development-stock issued for acquired license, expensed	-	132,164
Research and development-acquired license, expensed	10,000	-
Stock issued for research and development	-	11,000
Stock-based compensation	202,709	15,000
Changes in assets and liabilities:
Prepaid expenses	(75,914)	(15,120)
Accounts payable	(71,687)	31,485
Net cash used in operating activities	(763,955)	(352,715)

Cash flows from investing activities
Purchase of research and development licenses	(10,000)	-
Net cash used in investing activities	(10,000)	-

Cash flows from financing activities
Proceeds from issuance of Series A Convertible Preferred Stock and warrants for cash in an offering, net	-	1,186,321
Cash from issuance of common stock in the IPO, net of offering cost	5,857,500	-
Net cash provided by financing activities	5,857,500	1,186,321

Net increase in cash	5,083,545	833,606
Cash and restricted cash, beginning of period	282,621	1,230,440

Cash and restricted cash, end of period	$5,366,166	$2,064,046

Non-cash investing and financing activities
Conversion of Preferred stock to common stock upon completion of the IPO	$310	$-
Common stock issued for acquired license	$-	$132,164
Unpaid offering cost included in accrued expenses	$17,332	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1-Organization and description of business operations

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

Company’s IPO

On February 15, 2019, the Company announced the pricing of its initial public offering (the “IPO”) of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share.  In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 187,500 shares of common stock at the initial public offering price, less the underwriting discount, to cover over-allotments (the “Green-shoe”), if any. The underwriters did not exercise any portion of the Green-shoe. Therefore, the Company issued 1,250,000 shares of common stock and received net proceeds of $5.8 million from the IPO.

The Company’s common stock commenced trading on The Nasdaq Capital Market, on February 15, 2019 under the ticker symbol “HOTH”. The IPO closed on February 20, 2019.

On February 14, 2019, the Company entered into an underwriting agreement with Laidlaw & Co. (UK) Ltd. (“Laidlaw”) pursuant to which the Company paid Laidlaw a fee in the amount of 7% of the gross proceeds of the IPO, or $490,000. The Company also reimbursed Laidlaw for certain out-of-pocket expenses, including the fees and disbursements of their counsel, up to an aggregate of $0.2 million. In addition, Laidlaw received five-year warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $7.00 per share.

Liquidity and capital resources

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had cash of approximately $5.2 million, working capital of approximately $5.2 million and an accumulated deficit of approximately $5.3 million.

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

The proceeds from the Company’s initial public offering and the current cash and cash equivalents are sufficient to fund operations for at least the next 12 months; however, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

Note 2-Significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2018.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019.

Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended March 31, 2019 on a retrospective basis. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the three months ended March 31, 2019:

Restricted cash	Number of Units
Cash	$5,166,166
Restricted cash	200,000
Total cash and restricted cash	$5,366,166

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

	As of March 31,
Potentially dilutive securities	2019	2018
Series A Convertible Preferred Stock (Common Stock Equivalent)	-	3,102,480
Warrants	1,041,367	991,367
Non-vested restricted stock units	19,448	-
Total	1,060,815	4,093,847

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company does not have any long-term leases, therefore the adoption of this standard on January 1, 2019 did not have an impact on the Company’s condensed financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on January 1, 2019.  Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employees compensation costs over the requisite service period based on a measurement of fair value for each stock award.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company included the required presentation of changes in stockholders’ equity in this Form 10-Q. The adoption of this standard on January 1, 2019 did not have an impact on the Company’s condensed financial position and results of operations.

Note 3-License agreement

Chelexa BioSciences, Inc.

The Company is subject to total milestone payments of $3.5 million, royalty payments and has agreed to fund all development and commercialization costs related to the licensed products.

University of Maryland and Isoprene Pharmaceuticals, Inc.

On March 8, 2019, the Company, the University of Maryland, Baltimore (“UMD”) and Isoprene Pharmaceuticals, Inc. (“Isoprene”) entered into a commercial evaluation sublicense and option agreement. In consideration of the rights granted under the agreement, the Company paid an initial option and material access fee of $5,000 to UMD and $5,000 to Isoprene.

Note 4-Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by its board of directors without further action by shareholders. As of March 31, 2019, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Preferred Stock. At the time of the IPO, 3,102,480 shares of Series A Preferred Stock which were previously issued were converted into common stock and 1,897,520 shares of Series A Preferred Stock remained authorized.

Common Shares

On February 15, 2019, the Company announced the pricing of its initial public offering of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share. The Company issued an aggregate of 1,250,000 shares of common stock and received net proceeds of $5.8 million from the IPO.

2019 Equity Grants

Restricted Stock Awards

A summary of the Company’s restricted stock awards activities under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) during the three months ended March 31, 2019 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2018	21,530	$0.25
Vested	(2,082)	$0.25
Nonvested at March 31, 2019	19,448	$0.25

As of March 31, 2019, the Company had approximately $11,000 of unrecognized stock-based compensation expense which was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.14 years at March 31, 2019.

Stock Options

On March 6, 2019, the Company granted 50,000 options to purchase common stock of the Company to its CFO pursuant to the 2018 Plan. The aggregate grant date fair value of these options was approximately $0.2 million. The stock options vested in full upon grant.

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was approximately $0.2 million and $15,000, respectively, and was comprised of the following:

	For the Three Months Ended March 31,
	2019	2018
Employee common stock awards	$-	$15,000
Employee stock option awards	199,181	-
Employee restricted stock awards	3,528	-
	$202,709	$15,000

In addition, the Company recorded $0 and $11,000 of stock issued for research and development services for the three months ended March 31, 2019 and 2018, respectively.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	991,367	$1.00	$-	5.7
Issued	50,000	7.00	-	4.9
Outstanding as of March 31, 2019	1,041,367	$1.29	$4,114,173	5.6
Warrants exercisable as of March 31, 2019	991,367	$1.00	$4,114,173	5.8

On February 20, 2019, Laidlaw received five-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are not exercisable prior to August 13, 2019.

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 5-Commitments and contingencies

Office lease

The Company leases office space that commenced on July 15, 2017, for approximately $2,000 a month. Rent expense for the three months ended March 31, 2019 and 2018 was approximately $7,000 and $6,000, respectively. The term of the lease expires on July 31, 2019. In accordance with ASC 842, this lease meets the definition of a short term lease and accordingly, is not subject to capitalization.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a biopharmaceutical company formed in May 2017 focused on targeted therapeutics for patients suffering from conditions such as atopic dermatitis, also known as eczema.

Our primary asset is a sublicense agreement with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa has granted us an exclusive sublicense to use its BioLexa Platform (as defined herein), a proprietary, patented, drug compound platform developed at the University of Cincinnati. The license enables us to develop the platform for any indications in humans. Our initial focus will be on the treatment of eczema through the application of a topical cream. Although our initial focus will be on the treatment of eczema, we intend to develop a second topical cream which, upon application, is intended to reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing aesthetic dermatology procedures. In addition, we intend to conduct a pilot study on the efficacy of BioLexa to accelerate diabetic wound healing. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. It is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

The BioLexa Platform has achieved positive results in its initial clinical studies conducted at the University of Miami. BioLexa’s formulation is a new topical dosage form “repurposing” the antibiotic, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon all of the publicly available safety and toxicology data with respect to gentamicin and zinc chelator in our FDA submissions. We will be required to conduct a Phase 2 study to show the safety of the combination in humans and after such Phase 2 study will be required to proceed to Phase 3 pivotal clinical trials. We believe that this path will dramatically reduce the required clinical development effort, costs and risks as compared to what would be required of us if we were required to conduct pre-clinical safety, toxicology and animal studies together with Phase 1 human safety trials required for new chemical entities which are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, that the clinical development process may be five to six years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an NDA to the FDA. In September 2018, we attended the first of a planned series of meetings with the FDA to review the requirements for submission and activation of an investigational new drug application (“IND”) with respect to the BioLexa Platform for use in eczema. In preparation for such pre-IND meeting, we prepared and presented to the FDA our proposed Phase 2 clinical trial plan for the treatment of eczema in patients over the age of one year old. As part of our pre-IND meeting, the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. We are also exploring the feasibility, cost and timings advantages of conducting an initial Phase 2 proof of concept clinical trial in a small number of pediatric patients. The objective of this study would be to evaluate the safety and potential efficacy of BioLexa compared to the cream base or vehicle that contains no active ingredients. This Phase 2 proof of concept clinical trial feasibility study may provide us with highly useful information regarding potential safety and efficacy of the BioLexa Platform and assist us in developing appropriate sample sizes for the two registration, or regulatory, trials required for FDA approval. We are currently investigating multiple potential venues for conducting such trial both in and outstand of the U.S. We have engaged Camargo Pharmaceutical Services, LLC (“Camargo”) to assist us with the FDA process required for Section 505(b)(2) applications and with the evaluation of potential clinical trial venues for the proof of concept study should we determine to undertake such study. Specifically, Camargo has provided and will continue to provide advice and guidance relative to the IND preparation phase for the BioLexa Platform. Camargo will assist us with the refinement of our non-clinical, clinical, clinical pharmacology and biopharmaceutics strategy incorporating the preliminary feedback we received from the FDA during our pre-IND meeting.

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

In addition to our sublicense agreement with Chelexa, we entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by us from the University of Cincinnati (i) may be used to identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) may be used to identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) may also determine an individual’s propensity to develop atopic dermatitis, such as eczema. We intend to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

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

Components of Our Results of Operations

Operating Costs and Expenses

Research and Development Expenses

For the three months ended March 31, 2019, research and development expenses were approximately $0.1 million, of which $10,000 was related to license acquired and approximately $0.1 million was related to other research and development expenses.

During the three months ended March 31, 2018, research and development expenses were approximately $0.2 million, of which $0.1 million was related to the acquisition of a license from Chelexa Biosciences, Inc. Pursuant to the terms of the sublicense agreement, we issued Chelexa 0.2 million shares of our common stock valued at $0.1 million. In addition, we incurred approximately $41,000 of expense related to other research and development expenses.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the three months ended March 31, 2019, general and administrative expenses were approximately $0.7 million, which primarily consisted of approximately $0.3 million related to payroll expenses and stock based compensation, and approximately $0.3 million for professional fees.

During the three months ended March 31, 2018, general and administrative expenses were $0.4 million, which primarily consisted of $94,000 related to payroll expenses, $15,000 related to the issuance of 100,000 shares of our common stock to one employee, and $0.2 million for professional fees.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, we had approximately $5.2 million in cash and an accumulated deficit of approximately $5.3 million.

We have funded our operations from proceeds from the sale of equity and debt securities. We will require significant additional capital to make the investments we need to execute its longer-term business plan. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we were successful, future equity issuances would result in dilution to its existing stockholders and any future debt securities may contain covenants that limit our operations or ability to enter into certain transactions.

The proceeds from our initial public offering and the current cash and cash equivalents are sufficient to fund operations for at least the next 12 months; however, we will need to raise significant additional capital to continue to fund our operations and the clinical trials for BioLexa. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2019, net cash used in operations was $0.8 million, which primarily resulted from a net loss of $0.8 million.

For the three months ended March 31, 2018, net cash used in operations was $0.4 million, which primarily resulted from a net loss of $0.5 million, partially offset by $0.1 million non-cash research and development expense related to a license acquisition.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $10,000, which was related to the purchase of research and development licenses.

For the three months ended March 31, 2018, there was no investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $5.9 million, including $0.2 million restricted cash, from the net proceeds in IPO. The $0.2 million restricted cash has been deposited into a third party escrow account in order to provide a source of funding for certain indemnification obligations we have pursuant to our Qualified Independent Underwriter Engagement Agreement.

For the three months ended March 31, 2018, net cash provided by financing activities was $1.2 million, which reflects the net proceeds from investors in exchange for the issuance of 13.77 units of our securities.

On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A.	RISK FACTORS.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Sales of Unregistered Securities

On February 20, 2019, we issued Laidlaw & Company (UK) Ltd. a warrant to purchase up to 50,000 shares of our common stock for services rendered in connection with our initial public offering.  The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

(b)	Use of IPO Proceeds

On February 20, 2019, we completed the initial public offering of our common stock pursuant to which we issued and sold 1,250,000 shares of our common stock at a price to the public of $5.60 per share.

We received net proceeds of $5.8 million, after deducting underwriting discounts and commissions and offering expenses borne by us. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy and for payments made to Laidlaw & Co. (UK) Ltd. for services rendered by them in connection with the offering ($490,000 of underwriting discounts and commissions and $200,000 for reimbursement of out-of-pocket expenses). Laidlaw & Co. (UK) Ltd. acted as sole book-running manager for the offering. The Benchmark Company acted as qualified independent underwriter.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated February 14, 2019 as filed with the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

10.1+	Amended and Restated Employment Agreement, by and between Hoth Therapeutics, Inc. and Robb Knie (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2019)

10.2+	Employment Agreement by and between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 15, 2019	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)