Form 10-Q
period 2019-06-30
Hoth Therapeutics, Inc.
filed 2019-08-14
CIK 1711786

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38803

Hoth Therapeutics, Inc.

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 13, 2019 was 9,669,644.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Balance Sheets

	June 30	December 31
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$4,092,706	$282,621
Prepaid expenses	101,320	12,356
Deferred offering cost	32,127	206,671
Total current assets	4,226,153	501,648

Property and equipment, net	1,660	2,268
Restricted cash	200,000	-
Total assets	$4,427,813	$503,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$212,266	$142,280
Accrued expenses	27,127	206,671
Total current liabilities	239,393	348,951

Total liabilities	239,393	348,951

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series A Preferred Stock, $0.0001 par value, 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; 0 and 3,102,480 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	310
Common stock, 0.0001 par value, 75,000,000 shares authorized at June 30, 2019 and December 31, 2018; 9,668,256 and 5,071,400 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	967	507
Additional paid-in-capital	10,795,410	4,665,154
Accumulated deficit	(6,607,957)	(4,511,006)
Total stockholders’ equity	4,188,420	154,965
Total liabilities and stockholders’ equity	$4,427,813	$503,916

 The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs and expenses
Research and development	$388,934	$216,667	$523,684	$257,907
Research and development - license acquired	10,000	32,028	20,000	164,192
Compensation and related expenses (including stock-based compensation)	133,486	210,453	454,935	319,482
Professional fees	544,849	229,899	838,364	422,159
Rent	8,234	6,300	15,263	12,439
Other expenses	182,083	68,073	244,705	114,787
Total operating expenses	1,267,586	763,420	2,096,951	1,290,966
Loss from operations	(1,267,586)	(763,420)	(2,096,951)	(1,290,966)

Net loss	$(1,267,586)	$(763,420)	$(2,096,951)	$(1,290,966)

Weighted average number of common shares outstanding, basic and diluted	9,603,134	5,039,800	8,312,327	4,986,306

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.25)	$(0.26)

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	-	$-	9,425,964	$943	$10,707,905	$(5,340,371)	$5,368,477
Cashless warrant exercise			223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	2,082	-	87,366	-	87,366
Net loss	-	-	-	-	-	(1,267,586)	(1,267,586)
Balance at June 30, 2019	-	$-	9,668,256	$967	$10,795,410	$(6,607,957)	$4,188,420

For the Three Months Ended June 30, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2018	3,102,480	$310	4,956,943	$496	$4,543,626	$(2,543,027)	$2,001,405
Stock-based compensation	-	-	117,500	11	117,489	-	117,500
Stock issued for research and development	-	-	12,500	1	12,499	-	12,500
Net loss	-	-	-	-	-	(763,420)	(763,420)
Balance at June 30, 2018	3,102,480	$310	5,086,943	$508	$4,673,614	$(3,306,447)	$1,367,985

For the Six Months Ended June 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance common stock in the IPO, net of offering cost	-	-	1,250,000	126	5,840,042	-	5,840,168
Cashless warrant exercise	-	-	223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	4,166	-	290,075	-	290,075
Net loss	-	-	-	-	-	(2,096,951)	(2,096,951)
Balance at June 30, 2019	-	$-	9,668,256	$967	$10,795,410	$(6,607,957)	$4,188,420

For the Six Months Ended June 30, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1,725,980	$173	4,706,277	$470	$3,199,304	$(2,015,481)	$1,184,466
Issuance of Series A Convertible Preferred Stock and warrants for cash in an offering (net of offering costs of $190,180)	1,376,500	137	-	-	1,021,417	-	1,021,554
Warrant value related to Issuance of Series A Convertible Preferred Stock	-	-	-	-	164,767	-	164,767
Stock-based compensation	-	-	142,500	14	132,486	-	132,500
Stock issued for research and development	-	-	25,000	3	23,497	-	23,500
Stock issued for acquired license	-	-	213,166	21	132,143	-	132,164
Net loss	-	-	-	-	-	(1,290,966)	(1,290,966)
Balance at June 30, 2018	3,102,480	$310	5,086,943	$508	$4,673,614	$(3,306,447)	$1,367,985

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,096,951)	$(1,290,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	608	607
Research and development-acquired license, expensed	20,000	132,164
Stock issued for research and development	-	23,500
Stock-based compensation	290,075	132,500
Changes in assets and liabilities:
Prepaid expenses	(88,964)	(27,184)
Accrued salaries and benefits	-	(1,542)
Accounts payable	64,986	80,984
Net cash used in operating activities	(1,810,246)	(949,937)

Cash flows from investing activities
Purchase of research and development licenses	(20,000)	-
Net cash used in investing activities	(20,000)	-

Cash flows from financing activities
Proceeds from issuance of Series A Convertible Preferred Stock and warrants for cash in an offering, net	-	1,186,321
Cash from issuance of common stock in the IPO, net of offering cost	5,840,168	-
Proceeds from exercise of warrants	163	-
Net cash provided by financing activities	5,840,331	1,186,321

Net increase in cash	4,010,085	236,384
Cash and restricted cash, beginning of period	282,621	1,230,440

Cash and restricted cash, end of period	$4,292,706	$1,466,824

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$310	$-
Common stock issued for acquired license		$132,164
Cashless warrant exercise	$22	$-
Unpaid offering cost included in accrued expenses	$27,127	$-

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

Liquidity and capital resources

Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the Company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had cash of approximately $4.1 million, working capital of approximately $4.0 million and an accumulated deficit of approximately $6.6 million.

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

The proceeds from the IPO and the current cash are sufficient to fund operations for at least the next 12 months; however, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

Note 2-Significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2019.

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

Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the six months ended June 30, 2019 on a retrospective basis. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the six months ended June 30, 2019:

Cash	$4,092,706
Restricted cash	200,000
Total cash and restricted cash	$4,292,706

The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

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

	As of June 30
Potentially dilutive securities	2019	2018
Series A Convertible Preferred Stock (Common Stock Equivalent)	-	3,102,480
Warrants	767,870	991,367
Non-vested restricted stock units	17,364	-
Total	785,234	4,093,847

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (“ASC”) Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company does not have any long-term leases, therefore the adoption of this standard on January 1, 2019 did not have an impact on the Company’s condensed financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on January 1, 2019.  Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employee compensation costs over the requisite service period based on a measurement of fair value for each stock award.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3 - License agreements

Chelexa BioSciences, Inc.

On May 26, 2017, the Company entered into a sublicense agreement with  Chelexa BioSciences, Inc. (“Chelexa”) as amended on August 22, 2018 and August 29, 2018. The term of such agreement will expire on the later of April 16, 2034 and the last to expire patent in the patent rights granted to the Company (the “Term”). The Company shall, in its sole discretion, have the first right of refusal to renew the Term. The Company is subject to total milestone payments of $3.5 million and has agreed to fund all development and commercialization costs related to the licensed products. In addition, during the Term, the Company shall pay royalty payments which shall be based on a percentage of annual aggregate net sales.

University of Maryland and Isoprene Pharmaceuticals, Inc.

On March 8, 2019, the Company, the University of Maryland, Baltimore (“UMD”) and Isoprene Pharmaceuticals, Inc. (“Isoprene”) entered into a commercial evaluation sublicense and option agreement. In consideration of the rights granted under the agreement, the Company paid an initial option and material access fee of $5,000 to UMD and $5,000 to Isoprene. In the event that Isoprene enters into a master license agreement with UMD (the “MLA”), UMD shall permit Isoprene to grant an exclusive option to the Company to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “Isoprene-Hoth Option”); provided, however, in the event Isoprene does not enter into the MLA, UMD may grant the Company an option to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “UMD-Hoth Option”). If the Company exercises the Isoprene-Hoth Option, it shall pay Isoprene an option exercise fee of $20,000. If the Company exercises the UMD-Hoth Option, it shall pay UMD an option exercise fee of $20,000.

Zylö Therapeutics Inc.

On May 10, 2019, the Company and Zylö Therapeutics Inc. (“Zylö”) entered into a term sheet (the “Zylö Term Sheet”) with respect to the potential development and commercialization of certain licensed products. As of June 30, 2019, the Company paid Zylö $10,000 upon execution of the Zylö Term Sheet.

Note 4-Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by its board of directors without further action by shareholders. As of June 30, 2019, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Preferred Stock. At the time of the IPO, 3,102,480 shares of Series A Preferred Stock which were previously issued were converted into common stock and 1,897,520 shares of Series A Preferred Stock remained authorized.

Common Shares

On February 15, 2019, the Company announced the pricing of its initial public offering of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share. The Company issued an aggregate of 1,250,000 shares of common stock and received net proceeds of $5.8 million from the IPO.

Restricted Stock Awards

A summary of the Company’s restricted stock awards activities under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) during the six months ended June 30, 2019 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at May 16, 2017 (inception)	-	$-
Nonvested at December 31, 2017	-	-
Granted	37,500	0.25
Vested	(15,970)	0.25
Nonvested at December 31, 2018	21,530	$0.25
Vested	(4,166)	$0.25
Nonvested at June 30, 2019	17,364	$0.25

As of June 30, 2019, the Company had approximately $8,000 of unrecognized stock-based compensation expense which was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.01 years at June 30, 2019.

Stock Options

On March 6, 2019, the Company granted 50,000 options to purchase common stock of the Company to its CFO pursuant to the 2018 Plan. The aggregate grant date fair value of these options was approximately $0.2 million. The stock options vested in full upon grant.

Warrants

A summary of warrant activity for the six months ended June 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	991,367	$1.00	$-	5.4
Issued	66,333	5.28	94,731	4.9
Exercised	(289,830)	0.94	-	-
Outstanding as of June 30, 2019	767,870	$1.39	$3,452,955	5.6
Warrants exercisable as of June 30, 2019	767,870	$1.39	$3,452,955	5.6

On February 20, 2019, Laidlaw received five-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants are not exercisable prior to August 13, 2019.

On April 17, 2019, the Company entered into a Master Service Agreement (the “MSA”) with a consultant (the “Consultant”). In consideration for services provided by the Consultant, the Company issued the Consultant a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Consultant Warrant”). On May 22, 2019, the Company and Consultant agreed to terminate the MSA and number of shares of the Company’s common stock issuable upon exercise of the Consultant Warrant was reduced to 16,333. On June 27, 2019, the Company issued 16,333 shares of common stock upon exercise of the Consultant Warrant which resulted in gross proceeds of approximately $163.

On April 16, 2019, the Company issued 176,272 shares of common stock upon the cashless exercise of warrants to purchase up to 215,747 shares of common stock. Those warrants were issued by the Company to Laidlaw pursuant to the terms of its engagement letter with Laidlaw with respect to the private placement of its securities through October 2017 to December 2017.

On June 6, 2019, the Company issued 47,605 shares of common stock upon the cashless exercise of warrants to purchase up to 57,750 shares of common stock.

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Stock Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Employee common stock awards	$-	$117,500	$-	$132,500
Employee stock option awards	-	-	199,182	-
Employee restricted stock awards	2,761	-	6,289	-
Non-employee warrant awards	84,605		84,605
	$87,366	$117,500	$290,075	$132,500

In addition, the Company recorded $0 and $13,000 of stock issued for research and development services for the three months ended June 30, 2019 and 2018, respectively, and $0 and $24,000 of stock issued for research and development services for the six months ended June 30, 2019 and 2018, respectively.

Employee related stock based compensation is recognized as “compensation and related expenses” and non-employee related stock based compensation is recognized as “professional fees” in the condensed statements of operations.

Note 5-Commitments and contingencies

Office lease

The Company leases office space that commenced on July 15, 2017, for approximately $2,000 a month. Rent expense for the six months ended June 30, 2019 and 2018 was approximately $15,000 and $12,000, respectively. The term of the lease expires on July 31, 2020. In accordance with ASC 842, this lease meets the definition of a short-term lease and accordingly, is not subject to capitalization.

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

We intend to conduct our first Phase 1 study in healthy adults with an immediate transition to a randomized, vehicle controlled Phase 1b trial in adolescent eczema patients comparing BioLexa to the base vehicle. This Phase 1b trial is intended to examine both safety and efficacy. We will assess the formulation of Ca-DTPA and Gentamicin 0.1% in our proprietary topical lotion delivered by a metered pump system. We will also assess the ability of BioLexa to clear harmful staph aureus bacterial from the skin of atopic dermatitis patients.

Following our Phase 1b trial, we intend to conduct up to two Phase 2 trials in atopic dermatitis patients comparing BioLexa to the base vehicle. Subject numbers and allocation will be informed by the results of the Phase 1b trial. We expect the clinical program to be completed, subject to receipt of funding by us, by the end of 2020 or early 2021 with an NDA submission targeted for mid to late 2021.

In addition, we conducted an initial pilot study on the efficacy of BioLexa to accelerate diabetic wound healing and intend to conduct additional studies with respect to the regenerative effects of the BioLexa Platform in the context of chronic diabetic ulcers, with and without substantial bacterial burden.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Operating Costs and Expenses

Research and Development Expenses

For the three months ended June 30, 2019, research and development expenses were approximately $0.4 million, of which $10,000 was related to a term sheet entered into between the Company and Zylö Therapeutics Inc. (the “Zylö Term Sheet”) and approximately $0.4 million was related to other research and development expenses.

During the three months ended June 30, 2018, research and development expenses were approximately $0.2 million, of which approximately $32,000 was related to the acquisition of a license from University of Cincinnati and approximately $0.2 million was related to other research and development expenses.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the three months ended June 30, 2019, general and administrative expenses were approximately $0.9 million, which primarily consisted of approximately $0.1 million related to payroll expenses and stock-based compensation, $0.5 million for professional fees and $0.2 million for other expenses.

During the three months ended June 30, 2018, general and administrative expenses were approximately $0.5 million, which primarily consisted of approximately $0.2 million related to payroll expenses and approximately $0.2 million for professional fees.

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

Comparison of the Six Months Ended June 30, 2019 and 2018

Operating Costs and Expenses

Research and Development Expenses

For the six months ended June 30, 2019, research and development expenses were approximately $0.5 million, of which $10,000 was related to the Zylö Term Sheet, an aggregate of $10,000 was related to a license acquired from the University of Maryland and Isoprene Pharmaceuticals Inc., and approximately $0.4 million was related to other research and development expenses.

During the six months ended June 30, 2018, research and development expenses were approximately $0.4 million, of which $32,000 was related to the acquisition of a license from University of Cincinnati and $0.1 million was related to the acquisition of a license from Chelexa Biosciences, Inc. Pursuant to the terms of the sublicense agreement, we issued Chelexa 0.2 million shares of our common stock valued at $0.1 million. In addition, we incurred approximately $0.3 million of expense related to other research and development expenses.

Compensation, Professional Fees, Rent and Other

For the six months ended June 30, 2019, general and administrative expenses were approximately $1.6 million, which primarily consisted of approximately $0.5 million related to payroll expenses and stock-based compensation and approximately $0.8 million for professional fees.

During the six months ended June 30, 2018, general and administrative expenses were $0.9 million, which primarily consisted of $0.3 million related to payroll expenses and $0.4 million for professional fees.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, we had approximately $4.1 million in cash and an accumulated deficit of approximately $6.6 million.

We have funded our operations from proceeds from the sale of equity and debt securities. We will require significant additional capital to make the investments we need to execute our longer-term business plan. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if we are successful, future equity issuances would result in dilution to its existing stockholders and any future debt securities may contain covenants that limit our operations or ability to enter into certain transactions.

The proceeds from our initial public offering (the “IPO”) and the current cash are sufficient to fund operations for at least the next 12 months; however, we will need to raise significant additional capital to continue to fund our operations and the clinical trials for BioLexa. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2019, net cash used in operations was $1.8 million, which primarily resulted from a net loss of $2.1 million.

For the six months ended June 30, 2018, net cash used in operations was $0.9 million, which primarily resulted from a net loss of $1.3 million, partially offset by $0.1 million of non-cash research and development expense related to a license acquisition.

Cash Flows from Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $20,000, which was related to the purchase of research and development licenses.

For the six months ended June 30, 2018, there were no investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $5.8 million, including $0.2 million restricted cash, from the net proceeds of the IPO. The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses.

For the six months ended June 30, 2018, net cash provided by financing activities was $1.2 million, which reflects the net proceeds from investors in consideration for the issuance of 13.77 units of our securities.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

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

On April 16, 2019, the Company issued an aggregate of 176,272 shares of common stock upon the cashless exercise of warrants to purchase up to an aggregate of 215,747 shares of common stock.

On April 17, 2019, the Company entered into a Master Service Agreement (the “MSA”) with a consultant (the “Consultant”). In consideration for services provided by the Consultant, the Company issued the Consultant a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Consultant Warrant”). On May 22, 2019, the Company and Consultant agreed to terminate the MSA and number of shares of the Company’s common stock issuable upon exercise of the Consultant Warrant was reduced to 16,333. On June 27, 2019, the Company issued 16,333 shares of common stock upon exercise of the Consultant Warrant.

On June 6, 2019, the Company issued an aggregate of 47,605 shares of common stock upon the cashless exercise of warrants to purchase up to an aggregate of 57,750 shares of common stock.

From April 1, 2019 until June 30, 2019, the Company issued an aggregate of 2,082 shares of the Company’s common stock granted in 2018 to a member of the Company’s Board for services rendered as a result of such shares vesting during such time period.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 14, 2019	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)