Form 10-Q
period 2019-09-30
Hoth Therapeutics, Inc.
filed 2019-11-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 11, 2019 was 10,119,150.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Balance Sheets

	September 30	December 31
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$3,214,945	$282,621
Marketable securities	804,398	$-
Prepaid expenses	113,896	12,356
Deferred offering cost	-	206,671
Total current assets	4,133,239	501,648

Property and equipment, net	1,352	2,268
Restricted cash	200,000	-
Total assets	$4,334,591	$503,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,703	$142,280
Accrued expenses	7,610	206,671
Total current liabilities	25,313	348,951

Total liabilities	25,313	348,951

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series A Preferred Stock, $0.0001 par value, 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; 0 and 3,102,480 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	310
Common stock, 0.0001 par value, 75,000,000 shares authorized at September 30, 2019 and December 31, 2018; 10,117,762 and 5,071,400 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,012	507
Additional paid-in-capital	12,612,255	4,665,154
Accumulated deficit	(8,303,989)	(4,511,006)
Total stockholders’ equity	4,309,278	154,965
Total liabilities and stockholders’ equity	$4,334,591	$503,916

 The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs and expenses
Research and development	$490,266	$299,485	$1,013,950	$557,392
Research and development - license acquired	50,000	66,501	70,000	230,693
Compensation and related expenses (including stock-based compensation)	336,838	96,297	791,773	415,779
Professional fees	643,311	107,715	1,481,675	529,874
Rent	8,354	8,263	23,617	20,702
Other expenses	171,675	41,972	416,380	156,759
Total operating expenses	1,700,444	620,233	3,797,395	1,911,199
Loss from operations	(1,700,444)	(620,233)	(3,797,395)	(1,911,199)

Other income
Other income , net	4,412	-	4,412	-
Total other income	4,412	-	4,412	-

Net loss	$(1,696,032)	$(620,233)	$(3,792,983)	$(1,911,199)

Weighted average number of common shares outstanding, basic and diluted	9,886,759	5,079,517	8,842,905	5,017,718

Net loss per share, basic and diluted	$(0.17)	$(0.12)	$(0.43)	$(0.38)

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	-	$-	9,668,256	$967	$10,795,410	$(6,607,957)	$4,188,420
Issuance common stock and warrants, net of offering cost			407,424	41	1,610,089	-	1,610,130
Stock-based compensation	-	-	42,082	4	206,756	-	206,760
Net loss	-	-	-	-	-	(1,696,032)	(1,696,032)
Balance at September 30, 2019	-	$-	10,117,762	$1,012	$12,612,255	$(8,303,989)	$4,309,278

For the Three Months Ended September 30, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2018	3,102,480	$310	5,086,943	$508	$4,673,614	$(3,306,447)	$1,367,985
Stock-based compensation	-	-	1,388	1	5,588	-	5,589
Stock issued for research and development	-	-	12,500	1	12,499	-	12,500
Repurchase of restricted stock to pay for employee withholding taxes	-	-	(31,513)	(3)	(31,510)	-	(31,513)
Net loss	-	-	-	-	-	(620,233)	(620,233)
Balance at September 30, 2018	3,102,480	310	5,069,318	$507	$4,660,191	$(3,926,680)	$734,328

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Changes in Stockholders’ Equity - Continued

(Unaudited)

For the Nine Months Ended September 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance common stock in the IPO, net of offering cost	-	-	1,250,000	125	5,840,042	-	5,840,167
Issuance common stock and warrants, net of offering cost			407,424	41	1,610,089	-	1,610,130
Cashless warrant exercise	-	-	223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	46,248	5	496,831	-	496,836
Net loss	-	-	-	-	-	(3,792,983)	(3,792,983)
Balance at September 30, 2019	-	$-	10,117,762	$1,012	$12,612,255	$(8,303,989)	$4,309,278

For the Nine Months Ended September 30, 2018

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1,725,980	$173	4,706,277	$470	$3,199,304	$(2,015,481)	$1,184,466
Issuance of Series A Convertible Preferred Stock and warrants for cash in an offering (net of offering costs of $190,180)	1,376,500	137	-	-	1,021,417	-	1,021,554
Warrant value related to Issuance of Series A Convertible Preferred Stock	-	-	-	-	164,766	-	164,766
Stock-based compensation	-	-	143,888	15	138,075	-	138,090
Stock issued for research and development	-	-	37,500	4	35,996	-	36,000
Stock issued for acquired license	-	-	213,166	21	132,143	-	132,164
Repurchase of restricted stock to pay for employee withholding taxes	-	-	(31,513)	(3)	(31,510)	-	(31,513)
Net loss	-	-	-	-	-	(1,911,199)	(1,911,199)
Balance at September 30, 2018	3,102,480	310	5,069,318	$507	$4,660,191	$(3,926,680)	$734,328

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,792,983)	$(1,911,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	916	916
Research and development-acquired license, expensed	70,000	132,164
Stock issued for research and development	-	36,000
Stock-based compensation	496,836	138,090
Unrealized gain on marketable securities	(4,398)	-
Changes in assets and liabilities:
Prepaid expenses	(101,540)	(19,770)
Accrued salaries and benefits	-	(1,542)
Accounts payable	(116,967)	(22,223)
Net cash used in operating activities	(3,448,136)	(1,647,564)

Cash flows from investing activities
Purchase of marketable securities	(800,000)	-
Purchase of research and development licenses	(70,000)	-
Net cash used in investing activities	(870,000)	-

Cash flows from financing activities
Proceeds from issuance of Series A Convertible Preferred Stock and warrants for cash in an offering, net	-	1,186,320
Cash from issuance of common stock in the IPO, net of offering cost	5,840,167	-
Cash from issuance common stock and warrants, net of offering cost	1,610,130	-
Proceeds from exercise of warrants	163	-
Payment of employee withholdings for vested restricted stock	-	(31,513)
Net cash provided by financing activities	7,450,460	1,154,807

Net increase (decrease) in cash	3,132,324	(492,757)
Cash and restricted cash, beginning of period	282,621	1,230,440

Cash and restricted cash, end of period	$3,414,945	$737,683

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$310	$-
Common stock issued for acquired license		$132,164
Cashless warrant exercise	$22	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company’s primary asset is a sublicense agreement with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa has granted the Company an exclusive sublicense to use its BioLexa Platform (as defined herein), a proprietary, patented, drug compound platform developed at the University of Cincinnati. The license enables the Company to develop the platform for all indications in humans. The Company’s initial focus will be on the treatment of eczema. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. To the Company’s knowledge, it is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

The Company has incurred substantial operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had cash of approximately $3.2 million, marketable securities of $0.8 million, working capital of approximately $4.1 million and an accumulated deficit of approximately $8.3 million.

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

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company’s current cash is sufficient to fund operations for at least the next 12 months; however, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

Note 2-Significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on April 1, 2019.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on April 1, 2019.

Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the nine months ended September 30, 2019 on a retrospective basis. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the nine months ended September 30, 2019:

Cash	$3,214,945
Restricted cash	200,000
Total cash and restricted cash	$3,414,945

The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

	As of September 30,
Potentially dilutive securities	2019	2018
Series A Convertible Preferred Stock (Common Stock Equivalent)	-	3,102,480
Warrants	1,032,692	991,367
Non-vested restricted stock units	15,282	-
Total	1,047,974	4,093,847

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

Note 3-License agreements

Chelexa BioSciences, Inc.

On May 26, 2017, the Company entered into a sublicense agreement with Chelexa as amended on August 22, 2018 and August 29, 2018. The term of such agreement will expire on the later of April 16, 2034 and the last to expire patent in the patent rights granted to the Company (the “Term”). The Company shall, in its sole discretion, have the first right of refusal to renew the Term. The Company is subject to total milestone payments of $3.5 million and has agreed to fund all development and commercialization costs related to the licensed products. In addition, during the Term, the Company shall pay royalty payments which shall be based on a percentage of annual aggregate net sales.

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The George Washington University

Effective as of June 1, 2019, the Company and The George Washington University (“GWU”) entered into a sponsored research agreement (the “Sponsored Research Agreement”), as amended on July 29, 2019, with respect to the exploration of the potential use of Aprepitant for topical and/or systemic therapy to counter the dermatological related side-effects of Erlotinib therapy in cancer patients. Pursuant to the terms of the Sponsored Research Agreement, GWU granted the Company a non-exclusive, license to certain of GWU’s intellectual property. The Company has agreed to pay GWU for all costs incurred in connection with the research; provided, however, such costs shall not exceed approximately $0.3 million. The Sponsored Research Agreement shall terminate on June 30, 2020 unless extended by the parties. The Sponsored Research Agreement may be terminated by either party upon 30 days written notice.

On June 28, 2019 (the “Effective Date”), the Company and GWU entered into a research option agreement (the “Research Option Agreement”) pursuant to which GWU granted the Company an option during the Option Exercise Period (as defined herein) to acquire an exclusive license to certain products made or used by the Company (the “GWU Licensed Product”) that involve certain patents owned by GWU (the “Licensed Patents”). On the Effective Date, the Company paid GWU $2,500, and if the Company enters into a definitive license agreement with GWU, the Company shall pay GWU an additional $10,000 as a license initiation fee. Furthermore, the Company shall issue GWU ten-year warrants (the “GWU Warrants”) to purchase such number of shares of common stock equal to $100,000 upon the date of issuance at an exercise price equal to the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on the date of grant. The GWU Warrants shall vest as follows: 20% upon the date of issuance and 20% each year thereafter for a period of 4 years. Until the first commercial sale of the GWU Licensed Product, the Company shall pay (i) $75,000 per year for the development and commercialization of the GWU Licensed Product, (ii) $2,000 for license maintenance fees on the first anniversary of the Effective Fate and (iii) $5,000 for license maintenance fees commencing on the second anniversary of the Effective Date and thereafter. Furthermore, the Company shall be required to pay GWU a sublicense fee equal to a certain percentage of the sum of all payments plus the fair market value of all other consideration of any kind received by the Company from sublicensees during each quarter as follows: a 40% sublicense fee until the first anniversary of the Effective Date, a 30% sublicense fee until the third anniversary of the Effective Date and a 20% sublicense fee after the third anniversary of the Effective Date; provided, however, such sublicense fee shall exclude certain fees paid to the Company such as certain royalties, loan proceeds and sponsored research funding. Subject to the execution of a definitive license agreement with GWU, the Company shall also pay GWU milestone payments of up to $90,000 in the aggregate and a 2% royalty on net sales, subject to certain minimum royalty requirements. In addition, during each Option Exercise Period and Renewal Period (as defined) the Company shall pay GWU, on a quarterly basis, for all costs and expenses related to the GWU Licensed Patents (the “Patent Costs”). Unless the Research Option Agreement is earlier terminated, it shall expire upon the later of (1) the last day of the Option Exercise Period, (2) the last day of the last Renewal Period for which the Company has timely paid the appropriate Renewal Fee and (3) the last day of the License Negotiation Period. The Company may terminate the Research Option Agreement at any time upon 30 days prior notice. GWU may terminate the Research Option Agreement immediately and without further notice upon the Company’s failure to make payments pursuant to the agreement, the Company’s breach of such agreement or if the Company fails to reimburse GWU for the Patent Costs. “Option Exercise Period” means the period from May 1, 2019 until April 30, 2020. “Renewal Period” means each 12 month renewal of the Option Exercise Period beyond April 30, 2020. “Renewal Fee” means $2,500. “License Negotiation Period” means the period that is 60 days after the receipt by GWU of an option exercise notice delivered by the Company.

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

University of Cincinnati

On May 18, 2018, the Company entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by the Company from the University of Cincinnati (i) is used to identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) may be used to identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) may also determine an individual’s propensity to develop atopic dermatitis, such as eczema. The Company intends to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Pursuant to the terms of the license agreement, the Company agreed to pay the University of Cincinnati a one-time initial fee of $5,000 within 30 days of the date of the agreement in addition to an annual license fee of $5,000. In addition, the Company agreed to pay the University of Cincinnati a yearly minimum annual royalty of $5,000 and certain milestone payments upon successful proof of concept of determining an individual’s propensity to food allergy and within 30 days of a marketing approval in the U.S. The license agreement will continue until the later of the date upon which a valid claim pursuant to the terms of the license agreement expires or 10 years after the first commercial sale or until earlier terminated pursuant to the terms of the license agreement.

Zylö Therapeutics Inc.

On August 19, 2019 (the “Zylö Effective Date”), the Company entered into an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted to the Company an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all uses within the Field. “Field” means all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement). The term of the Sublicense Agreement shall commence on the Zylö Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) expiration of the last to expire Valid Claim (as defined in the Sublicense Agreement) of the Licensed Patent Rights that would be infringed by the composition, use or sale of such Licensed Product in such country. Pursuant to the terms of the Sublicense Agreement, the Company and Zylö shall establish a joint development committee to plan, review, coordinate and oversee the Company’s development activities with respect to the Licensed Products in the Field. Pursuant to the Sublicense Agreement, the Company shall pay Zylö (i) an upfront license fee of $50,000 (less the $10,000 previously paid by the Company); (ii) sales-based royalties at percentages which range from high single digits to low double digits, with low sales volumes being subject to lower royalty rates; and total milestone payments of up to $13.5 million. In addition, within 45 days of the Company’s next equity financing pursuant to which the Company receives gross proceeds of at least $1 million, the Company shall purchase equity securities of Zylö in an amount equal to $60,000.

Note 4-Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by its board of directors without further action by shareholders. As of September 30, 2019, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Preferred Stock. At the time of the IPO, 3,102,480 shares of Series A Preferred Stock which were previously issued were converted into common stock and 1,897,520 shares of Series A Preferred Stock remained authorized.

Common Shares

On February 15, 2019, the Company announced the pricing of its initial public offering of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share. The Company issued an aggregate of 1,250,000 shares of common stock and received net proceeds of $5.8 million from the IPO.

Private Placement of Securities

On August 16, 2019 (the “Closing Date”), the Company entered into subscription agreements (the “Subscription Agreements”) and unit purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which it sold units (the “Units”) for aggregate gross proceeds of $2,037,120, exclusive of placement agent commission and fees and offering and transaction expenses (the “Offering”). Each Unit was sold at an offering price of $5.00 per Unit and consisted of (i) one share of the Company’s common stock, par value $0.0001 per share and (ii) a warrant (the “Warrant”) to purchase one-half share of common stock.

Each Warrant is exercisable for a period of two years beginning six months from the Closing Date at an exercise price of $8.00 per whole share, subject to adjustment. The Company is prohibited from effecting an exercise of the Warrant to the extent that, as a result of such exercise, the holder together with the holder’s affiliates, would beneficially own more than 4.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the Warrant, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In addition, pursuant to the terms of the Offering, the Company issued Laidlaw & Company (UK) Ltd. warrants (the “Placement Agent Warrants”) to purchase up to 61,113 shares of common stock. The Placement Agent Warrants are exercisable for a period of five years from the Closing Date (the “Initial Exercise Date”) at an exercise price of $5.00 per share, subject to adjustment. The Warrants may be exercised at any time after the Initial Exercise Date on a cashless basis and contain piggy-back registration rights.

Pursuant to the Offering, the Company received $1.6 million in net proceeds from the issuance of 407,424 Units.

Restricted Stock Awards

During the nine months ended September 30, 2019, 40,000 shares of restricted common stock with a fair value of approximately $0.2 million were granted to consultants.

A summary of the Company’s restricted stock grants under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) during the nine months ended September 30, 2019 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2018	21,530	$0.25
Granted	40,000	5.11
Vested	(46,248)	4.46
Nonvested at September 30, 2019	15,282	$0.25

As of September 30, 2019, the Company had approximately $6,000 of unrecognized stock-based compensation expense which was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 0.9 years at September 30, 2019.

Stock Options

On March 6, 2019, the Company granted 50,000 options to purchase common stock of the Company to its CFO pursuant to the 2018 Plan. The aggregate grant date fair value of these options was approximately $0.2 million. The stock options vested in full upon grant.

Warrants

A summary of warrant activity for the nine months ended September 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	991,367	$1.00	$-	5.9
Issued	331,155	6.90	71,816	4.4
Exercised	(289,830)	0.94	-	-
Outstanding as of September 30, 2019	1,032,692	$2.91	$2,445,783	4.5
Warrants exercisable as of September 30, 2019	1,032,692	$2.91	$2,445,783	4.5

On February 20, 2019, Laidlaw received five-year warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $7.00 per share. These warrants were not exercisable prior to August 13, 2019.

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

Hoth Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

On August 16, 2019, in connection with the Offering, the Company issued the Investors Warrants to purchase up to 203,709 shares of the Company’s common stock at an exercise price of $8.00 per whole share. In addition, pursuant to the terms of the Offering, the Company issued Laidlaw the Placement Agent Warrants to purchase up to 61,113 shares of common stock. The Placement Agent Warrants are exercisable for a period of five years from the Closing Date at an exercise price of $5.00 per share.

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Stock Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Employee common stock awards	$-	$-	$-	$107,500
Directors common stock awards	-	-	-	25,000
Employee stock option awards	-	-	199,182	-
Employee restricted stock awards	2,210	5,589	8,499	5,590
Non-employee restricted stock awards	204,550	-	204,550	-
Non-employee warrant awards	-	-	84,605	-
	$206,760	$5,589	$496,836	$138,090

In addition, the Company recorded $0 and $13,000 of stock issued for research and development services for the three months ended September 30, 2019 and 2018, respectively, and $0 and $36,000 of stock issued for research and development services for the nine months ended September 30, 2019 and 2018, respectively.

Employee related stock-based compensation is recognized as “compensation and related expenses” and non-employee related stock-based compensation is recognized as “professional fees” in the condensed statements of operations.

Note 5-Commitments and contingencies

Office lease

The Company leases office space that commenced on July 15, 2017, for approximately $2,000 a month. Rent expense for the nine months ended September 30, 2019 and 2018 was approximately $24,000 and $21,000, respectively. The term of the lease expires on July 31, 2020. In accordance with ASC 842, this lease meets the definition of a short-term lease and accordingly, is not subject to capitalization.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 6-Subsequent events

On October 3, 2019 and November 3, 2019, the Company issued an aggregate of 1,388 shares of the Company’s common stock to a member of the Company’s Board for services rendered.

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

The BioLexa Platform has achieved positive results in its initial clinical studies conducted at the University of Miami. BioLexa’s formulation is a new topical dosage form “repurposing” the antibiotic, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) of the U.S. Federal Food, Drug and Cosmetic Act was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon all of the publicly available safety and toxicology data with respect to gentamicin and zinc chelator in our FDA submissions. We will be required to conduct a Phase 2 study to show the safety of the combination in humans and after such Phase 2 study will be required to proceed to Phase 3 pivotal clinical trials. We believe that this path will dramatically reduce the required clinical development effort, costs and risks as compared to what would be required of us if we were required to conduct pre-clinical safety, toxicology and animal studies together with Phase 1 human safety trials required for new chemical entities which are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, that the clinical development process may be five to six years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an NDA to the FDA. In September 2018, we attended the first of a planned series of meetings with the FDA to review the requirements for submission and activation of an investigational new drug application (“IND”) with respect to the BioLexa Platform for use in eczema. In preparation for such pre-IND meeting, we prepared and presented to the FDA our proposed Phase 2 clinical trial plan for the treatment of eczema in patients over the age of one year old. As part of our pre-IND meeting, the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. We are currently investigating multiple potential venues for conducting such trial both in and outside of the U.S. We have engaged Camargo Pharmaceutical Services, LLC (“Camargo”) to assist us with the FDA process required for Section 505(b)(2) applications and with the evaluation of potential clinical trial venues for the proof of concept study should we determine to undertake such study. Specifically, Camargo has provided and will continue to provide advice and guidance relative to the IND preparation phase for the BioLexa Platform. Camargo will assist us with the refinement of our non-clinical, clinical, clinical pharmacology and biopharmaceutics strategy incorporating the preliminary feedback we received from the FDA during our pre-IND meeting.

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

We also entered into an exclusive sublicense agreement (the “Zylö Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted us an exclusive sublicense to certain patent rights and technology to, among other things, develop, make and sell the certain licensed products and to practice certain licensed technology in the United States and Canada for all therapeutic uses related to lupus in human beings.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Operating Costs and Expenses

Research and Development Expenses

For the three months ended September 30, 2019, research and development expenses were approximately $0.5 million, of which $40,000 was related to the Zylö Sublicense Agreement and approximately $0.5 million was related to other research and development expenses.

During the three months ended September 30, 2018, research and development expenses were approximately $0.4 million, which primarily consisted of approximately $8,000 related to the acquisition of a license from University of Cincinnati and approximately $0.3 million related to other research and development expenses.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the three months ended September 30, 2019, General and Administrative Expenses were approximately $1.2 million, which primarily consisted of approximately $0.3 million related to payroll expenses and stock-based compensation, $0.6 million for professional fees and $0.2 million for other expenses.

During the three months ended September 30, 2018, General and Administrative Expenses were approximately $0.3 million, which primarily consisted of approximately $96,000 related to payroll expenses, approximately $0.1 million for professional fees and approximately $50,000 for other expenses.

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

Other Income

For the three months ended September 30, 2019, other income was approximately $4,000, which primarily related to unrealized gain on marketable securities.

For the three months ended September 30, 2018, other income was $0.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Operating Costs and Expenses

Research and Development Expenses

For the nine months ended September 30, 2019, research and development expenses were approximately $1.1 million which primarily consisted of $50,000 related to the Zylö Sublicense Agreement, an aggregate of $10,000 related to a license acquired from the University of Maryland and Isoprene Pharmaceuticals Inc., and approximately $1.0 million related to other research and development expenses.

During the nine months ended September 30, 2018, research and development expenses were approximately $0.8 million, of which approximately $0.2 million related to license acquired, including the issuance of 213,166 shares of our common stock valued at approximately $132,000 or $0.42 per share related to our sublicense agreement with Chelexa. Additionally, we incurred approximately $0.6 million of expense related to other research and development expenses.

Compensation, Professional Fees, Rent and Other

For the nine months ended September 30, 2019, General and Administrative Expenses were approximately $2.7 million, which primarily consisted of approximately $0.8 million related to payroll expenses and stock-based compensation, approximately $1.5 million for professional fees and $0.4 million for other expenses.

During the nine months ended September 30, 2018, General and Administrative Expenses were $1.1 million, which primarily consisted of $0.3 million related to payroll expenses, approximately $133,000 related to the issuance of 142,500 shares of our common stock to two employees and two directors and approximately $0.5 million for professional fees.

Other Income

For the nine months ended September 30, 2019, other income was approximately $4,000, which primarily related to unrealized gain on marketable securities.

For the nine months ended September 30, 2018, other income was $0.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, we had cash of approximately $3.2 million, marketable securities of approximately $0.8 million, working capital of approximately $4.1 million and an accumulated deficit of approximately $8.3 million.

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

Our current cash is sufficient to fund operations for at least the next 12 months; however, we will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for our existing and new product candidates. If such funding is not available, or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed.

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, net cash used in operations was approximately $3.4 million, which primarily resulted from a net loss of approximately $3.8 million and changes in operating assets and liabilities of approximately $0.2 million, partially offset by approximately $0.5 million stock-based compensation.

For the nine months ended September 30, 2018, net cash used in operations was approximately $1.6 million, which primarily resulted from a net loss of approximately $1.9 million, partially offset by approximately $0.1 million of non-cash research and development expense related to a license acquisition.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was approximately $0.9 million, which was related to the purchase of marketable securities of $0.8 million and the purchase of research and development licenses of $70,000.

For the nine months ended September 30, 2018, there were no investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was approximately $7.5 million, including approximately $0.2 million restricted cash. The cash provided by financing activities primarily resulted from approximately $5.8 million in net proceeds from the Company’s initial public offering (the “IPO”) and approximately $1.6 million in net proceeds from a private offering of an aggregate of 407,474 units with each unit consisting of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses. The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

For the nine months ended September 30, 2018, net cash provided by financing activities was approximately $1.2 million, which relates to the net proceeds from an offering pursuant to which the Company issued 13.77 units of its securities.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From July 1, 2019 to September 30, 2019, the Company issued an aggregate of 2,082 shares of the Company’s common stock granted in 2018 to a member of the Company’s Board of Directors (the “Board”) for services rendered as a result of such shares vesting during such time period.

On September 23, 2019, the Company issued an aggregate of 40,000 shares of common stock to consultants.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 12, 2019, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Jane Behrmann pursuant to which Ms. Behrmann will continue to serve as Vice President of Operations of the Company. The term of the Employment Agreement will continue for a period of one year from the date of execution and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 30 days prior to the expiration of the then effective term. Pursuant to the terms of the Employment Agreement, Ms. Behrmann’s base salary was increased to $175,000, and Ms. Behrmann shall continue be entitled to earn a bonus, subject to the sole discretion of the Company’s Board. In addition, Ms. Behrmann shall continue be eligible to receive awards pursuant to the Company’s equity incentive plans, subject to the sole discretion of the Company’s Compensation Committee. Ms. Behrmann is also entitled to participate in any and all Employee Benefit Plans (as defined in the Employment Agreement), from time to time, that are then in effect along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

The Employment Agreement may be terminated by either the Company or Ms. Behrmann at any time and for any reason upon 10 days prior written notice. Upon termination of the Employment Agreement, Ms. Behrman shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which Ms. Behrmann may be entitled as of the termination date (collectively, the “Accrued Amounts”). The Employment Agreement shall also terminate upon Ms. Behrmann’s death or the Company may terminate Ms. Behrmann’s employment upon her Disability (as defined in the Employment Agreement). Upon the termination of Ms. Behrmann’s employment for death or Disability, Ms. Behrmann shall be entitled to receive the Accrued Amounts. The Employment Agreement also contains covenants prohibiting Ms. Behrmann from disclosing confidential information with respect to the Company.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.7 and is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1 filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

10.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2019)

10.2	Form of Unit Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 21, 2019)

10.3	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.4	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.6#	Exclusive Sublicense Agreement between the Company and Zylö Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2019)

10.7+	Amended and Restated Employment Agreement by and between the Company and Jane Behrmann

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 12, 2019	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)