Form 10-K
period 2019-12-31
Hoth Therapeutics, Inc.
filed 2020-03-02
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-38803

HOTH THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Nevada	82-1553794
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

1 Rockefeller Plaza, Suite 1039, New York, New York	10020
(Address of principal executive offices)	(Zip code)

(646) 756-2997

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HOTH	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2019 was $36,213,771 based upon the closing price of the registrant’s common stock of $5.81 on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of February 28, 2020 was 10,118,732.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated with our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.  You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof.  Because the risk factors referred to on page 15 of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Hoth,” “we,” “us,” and “our” refers to Hoth Therapeutics, Inc. and its subsidiaries.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company incorporated in May 2017 focused on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne.

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

The license enables us to develop the platform for any indications in humans. Our initial focus will be on the treatment of eczema through the application of a topical cream. Although our initial focus will be on the treatment of eczema, we intend to develop a second topical cream which, upon application, is intended to reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing aesthetic dermatology procedures. In addition, we conducted an initial pilot study on the efficacy of BioLexa to accelerate diabetic wound healing and intend to conduct additional studies with respect to the regenerative effects of the BioLexa Platform in the context of chronic diabetic ulcers, with and without substantial bacterial burden. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. To our knowledge, it is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

Miller School of Medicine, of the University of Miami and University of Cincinnati - Determination of the effects of a novel antimicrobial agent used in conjunction with Gentamicin on Staphylococcus aureus using a porcine model: preliminary evaluations Jose Valdes, Joel Gil, Andrew Herr, Andrew Harding and Stephen Davis

Miller School of Medicine, of the University of Miami and University of Cincinnati - Determination of the effects of a novel antimicrobial agent used in conjunction with Gentamicin on Staphylococcus aureus using a porcine model: preliminary evaluations Jose Valdes, Joel Gil, Andrew Herr, Andrew Harding and Stephen Davis

The BioLexa Platform has achieved positive results in its initial pre-clinical studies conducted at the University of Miami. BioLexa’s formulation is a new topical dosage form “repurposing” the antibiotic, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon all of the publicly available safety and toxicology data with respect to gentamicin and zinc chelator in our FDA submissions. We will be required to conduct a Phase 2 study to show the safety of the combination in humans and after such Phase 2 study will be required to proceed to Phase 3 pivotal clinical trials. We believe that this path will dramatically reduce the required clinical development effort, costs and risks as compared to what would be required of us if we were required to conduct pre-clinical safety, toxicology and animal studies together with Phase 1 human safety trials required for new chemical entities which are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, that the clinical development process may be five to six years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an NDA to the FDA. Although we intend to submit our NDA for such indication by the end of 2021 with approval of such NDA anticipated to be in 2022.no assurances can be given that we will receive approval of the NDA in a timely manner, if at all. In September 2018, we attended the first of a planned series of meetings with the FDA to review the requirements for submission and activation of an investigational new drug application (“IND”) with respect to the BioLexa Platform for use in eczema. In preparation for such pre-IND meeting, we prepared and presented to the FDA our proposed Phase 2 clinical trial plan for the treatment of eczema in patients over the age of one year old. As part of our pre-IND meeting, the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. We are currently investigating multiple potential venues for conducting such trial both in and outside of the U.S. We have engaged Camargo Pharmaceutical Services, LLC (“Camargo”) to assist us with the FDA process required for Section 505(b)(2) applications and with the evaluation of potential clinical trial venues for the proof of concept study should we determine to undertake such study. Specifically, Camargo has provided and will continue to provide advice and guidance relative to the IND preparation phase for the BioLexa Platform. Camargo will assist us with the refinement of our non-clinical, clinical, clinical pharmacology and biopharmaceutics strategy incorporating the preliminary feedback we received from the FDA during our pre-IND meeting.

We believe that the key elements for our market success with respect to BioLexa include:

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

The Chelexa agreement requires us to use our best commercial efforts to develop, produce and commercialize the BioLexa products on a global basis. It further provides for the payment by us of all development and commercialization expenses along with sales-based royalties at percentages which range from mid to high single digits, with high sales volumes being subject to lower royalty rates, and total milestone payments of $3.5 million. Industry standard performance obligations for us are provided for in the sublicense agreement with remedies for breach of such obligations. The sublicense agreement will continue until the later of April 16, 2034 and the last to expire patent, unless earlier terminated pursuant to the terms of the agreement. We, in our sole discretion, have the first right of refusal to renew the term. In addition, at any time after one year from the effective date of the sublicense agreement, Chelexa may, at its sole option, terminate or render the license granted to us nonexclusive if, in Chelexa’s judgment, our progress reports do not demonstrate that we have used our best commercial efforts to develop and seek regulatory approval of BioLexa and/or we are engaged in manufacturing, marketing or sublicensing activity which is reasonably expected to ensure that BioLexa is available to the public.

Other License Agreements

License with the University of Cincinnati

On May 18, 2018, we entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by us from the University of Cincinnati may be use to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop atopic dermatitis (“AD”), such as eczema. We intend to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

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

Sublicense Agreement with Zylö Therapeutics, Inc.

On August 19, 2019 (the “Zylö Effective Date”), we entered into the Sublicense Agreement with Zylö Therapeutics, Inc. pursuant to which Zylö granted us an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all uses within the Field. “Field” means all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement). The term of the Sublicense Agreement shall commence on the Zylö  Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) expiration of the last to expire Valid Claim (as defined in the Sublicense Agreement) of the Licensed Patent Rights that would be infringed by the composition, use or sale of such Licensed Product in such country unless terminated earlier pursuant to the terms of the agreement. Pursuant to the terms of the Sublicense Agreement, we shall establish, with Zylö, a joint development committee to plan, review, coordinate and oversee our development activities with respect to the Licensed Products in the Field. Pursuant to the Sublicense Agreement, we shall pay Zylö (i) an upfront license fee of $50,000 (less the $10,000 we previously paid); (ii) sales-based royalties at percentages which range from mid to high single digits, with low sales volumes being subject to lower royalty rates; and total milestone payments of up to $13.5 million. In addition, within 45 days of our next equity financing pursuant to which we receive gross proceeds of at least $1 million, we shall purchase equity securities of Zylö in an amount equal to $60,000.

North Carolina State University License Agreement

On November 20, 2019 (the “NCSU Effective Date”), we entered into a license agreement with NCSU pursuant to which NCSU granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to NCSU’s exon skipping approach for treating allergic diseases. The term of the license agreement shall commence on the NCSU Effective Date and shall continue until the date of the expiration of the last to expire patent right granted pursuant to the license agreement unless terminated earlier pursuant to the terms of the agreement. Pursuant to the terms of the license agreement, we paid NCSU a one-time license fee of $25,000 and are required to pay: (i) sales based royalties at a low single digit percentage, (ii) minimum royalties ranging from $0 to $50,000 and (iii) milestone payments of up to $585,000.

George Washington University Patent License Agreement

On February 1, 2020 (the “GW Effective Date”), we entered into a patent license agreement with GW pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer. The term of the patent license agreement shall commence on the GW Effective Date and shall continue until the later of (i) the date upon which the last patent granted pursuant to such license expires or is abandoned and (ii) 10 years after the first sale of the first licensed product if no patent has been issued from the patent rights as set forth in the agreement unless terminated earlier pursuant to the terms of the agreement. Pursuant to the Sublicense Agreement, we paid a $10,000 license initiation fee and shall pay (i) license maintenance fees on each anniversary of the GW Effective Date until the first sale of the first licensed product pursuant to the agreement which shall amount to $2,000 in the first year and $5,000 thereafter, (ii) milestone payments ranging in the low to mid five figures, (iii) sale based royalties at a low single digit percentage, (iv) minimum royalties ranging from $5,000 to $20,000 payable in quarterly period after the first four quarters after the first sale pursuant to the agreement and (v) diligence minimums of $75,000 per year. In addition, we shall issue GW warrants to purchase shares of our common stock.

Product Development and Pipeline

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

Employees

As of February 28, 2020, we employed a total of 2 full-time employees, 1 employee consultant, and no part-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We were incorporated in May 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the year ended December 31, 2019 and 2018 were $7,704,636 and $2,495,525, respectively, and our accumulated deficit as of December 31, 2019 and 2018 was $12,215,642 and $4,511,006, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2019 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures and to generate significant revenue. Our financial statements as of December 31, 2019 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our pre-clinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We depend upon the success of the BioLexa Platform, which has not yet demonstrated efficacy in Phase 2 clinical trials, as well as our other licensed products and technologies. If we are unable to generate revenues from the BioLexa Platform or our other licensed products and technologies, our ability to create stockholder value will be limited.

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

In addition, we have licensed a genetic marker for food allergies, products and technology for therapeutic uses related to lupus in human beings, patents related to an exon skipping approach for treating allergic diseases and patents related to aprepitant which is used to treat side effects from drugs used for the treatment of cancer. We do not generate revenues from any drug products. We may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory authorities for any indication. We note that most drug candidates never reach the clinical stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

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

The marketing approval process of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately are unable to obtain marketing approval for the product candidates we intend to develop, our business will be substantially harmed.

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

In addition, the process of seeking regulatory clearance or approval to market the product candidates we intend to develop is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our product candidates from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. The NDA process is costly, lengthy and uncertain. Any NDA application filed by the Company will have to be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

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

Any inability to successfully complete pre-clinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

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

The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, pre-clinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval. If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our other product candidates, we may:

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

We must successfully complete clinical trials for our product candidates before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our pre-clinical trials may be unsuccessful, which would materially harm our business. Even if our initial pre-clinical trials are successful, we are required to conduct clinical trials to establish our product candidates’ safety and efficacy, before a marketing application (NDA or Biologics License Application, or BLA, or their foreign equivalents) can be filed with the FDA, the European Medicines Agency (“EMA”), or comparable foreign regulatory authorities for marketing approval of our product candidates.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of nonclinical or toxicology studies may not support the filing of an IND or foreign equivalent for our product candidates;

●	the FDA, EMA, or comparable foreign regulatory authorities or IRBs or ECs may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, or other regulatory agencies for marketing approval;

●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other marketing application or to obtain regulatory approval in the United States or elsewhere;

●	the requirement for additional studies;

●	the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	the FDA, EMA, or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;

●	our failure to demonstrate to the satisfaction of the FDA, EMA, or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	we may fail to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	immunogenicity might affect a product candidate efficacy and/or safety;

●	the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

●	data collected from clinical trials of our product candidates may be insufficient to support the submission and filing of a marketing application or to obtain marketing approval. For example, the FDA may require additional studies to show that our product candidates are safe or effective;

●	we may fail to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;

●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval; or

●	the FDA, EMA or comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.

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

If we are unable to submit an application for approval of BioLexa under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to the safety and efficacy of BioLexa in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current strategy for seeking marketing authorization in the United States of BioLexa relies primarily on Section 505(b)(2) of the FDCA which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application with respect to BioLexa sufficient or adequate to support approval and may require us to generate additional data to support the safety and efficacy of BioLexa. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

We may not be able to obtain shortened review of our applications, and the FDA may not agree that BioLexa qualifies for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet anticipated or reasonable development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of BioLexa. If the FDA changes its interpretation of Section 505(b)(2) allowing reliance on data in a previously approved drug application owned by a third party, or there is a change in the law affecting Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit.

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

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our drug candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our drug candidates are safe and effective for the proposed indicated uses. If the FDA concludes that the clinical trials for any product for which we might seek clearance, has failed to demonstrate safety and effectiveness, we would not receive FDA clearance to market that product in the United States for the indications sought.

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

Our current and future products may never achieve market acceptance.

Our current and future products that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of our products; the results of any long-term clinical trials relating to use of our products; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using our products are approved for reimbursement by public and private insurers; the willingness of patients to pay out of pocket in the absence of government or third-party coverage; the strength of our marketing and distribution infrastructure; the level of education and awareness among physicians and hospitals concerning our products; and prevalence and severity of any side effects. Failure of our products to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

To be commercially successful, physicians must be persuaded that using our products are effective alternatives to existing therapies and treatments.

We believe that physicians will not widely adopt our products unless they determine, based on experience, clinical data, and published peer-reviewed journal articles, that the use of our products provides an effective alternative to other means of treating dermatological disorders/ailments, lupus or food allergies. Patient studies or clinical experience may indicate that treatment with our products does not provide patients with sufficient benefits in quality of life. We believe that recommendations and support for the use of our products from influential physicians will be essential for widespread market acceptance. Our products are still in development and it is premature to attempt to gain support from physicians at this time. We can provide no assurance that such support will ever be obtained. If our products do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase, our products.

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

The commercial success of our products in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. However, the availability of insurance coverage and reimbursement for newly approved therapies is uncertain, and therefore, third-party coverage may be particularly difficult to obtain even if our products are approved by the FDA as safe and efficacious. Patients using existing approved therapies are generally reimbursed all or part of the product cost by Medicare or other third-party payors. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for these products. Submission of applications for reimbursement approval generally does not occur prior to the filing of an NDA for that product and may not be granted for as long as many months after NDA approval. In order to obtain reimbursement arrangements for these products, we or our commercialization partners may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Initial dependence on the commercial success of our products may make our revenues particularly susceptible to any cost containment or reduction efforts.

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

We may have conflicts with our partners, such as conflicts concerning the interpretation of pre-clinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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

Our ability to receive revenues may be dependent upon the sales and marketing efforts of any future co-marketing partners and third-party distributors. At this time, we have not entered into an agreement with any commercialization partner and only plan to do so prior to commercialization. If we fail to reach an agreement with any commercialization partner, or upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition and results of operations.

Our products will face significant competition in the markets for such products, and if they are unable to compete successfully, our business will suffer.

Our product candidates face, and will continue to face, intense competition from large pharmaceutical companies, as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our products and technologies and may develop and commercialize additional products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development and (iii) carry on larger research and development initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Pfizer Inc. and Sanofi S.A.

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

If third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our pre-clinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these pre-clinical and clinical materials. Our reliance on third-party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our pre-clinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

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

In the event that we need to change our third-party contract manufacturers, our pre-clinical studies, clinical trials or the commercialization of our product candidate could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Various steps in the manufacture of our product candidate may need to be sole-sourced. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further pre-clinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidates for an extended period of time and therefore a delay in the development of our product candidates. Further, in order to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

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

Risks Relating to Our Intellectual Property Rights

We rely on licenses granted to us by Chelexa, the University of Cincinnati, Zylö, North Carolina State University and George Washington University, and if such licensors do not adequately defend such licenses, our business may be harmed.

Our primary asset is a sublicense agreement with Chelexa pursuant to which Chelexa has granted us an exclusive sublicense to use its BioLexa Platform, a proprietary, patented, drug compound platform developed at the University of Cincinnati. The license enables us to develop the platform for any indications in humans. In addition, we entered into an exclusive license agreement with the University of Cincinnati with respect to a patented, novel genetic marker for food allergies. We also entered into the Sublicense Agreement with Zylö in connection with the development of a treatment for patients suffering from CLE including patents with respect thereto developed by Albert Einstein College of Medicine. We have also entered into a license agreement with NCSU with respect to NCSU’s exon skipping approach for treating allergic diseases, and a license agreement with GW with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer. We rely on the Chelexa, the University of Cincinnati, Zylö, Albert Einstein College of Medicine, NCSU and GW to and otherwise protect the intellectual property, including the patents, covered by our licenses. We have limited control over the activities of Chelexa, the University of Cincinnati, Zylö, Albert Einstein College of Medicine, NCSU, GW or over any other intellectual property that may be related to the BioLexa Platform, the genetic marker, CLE, exon skipping approach for treating allergic diseases or aprepitant. For example, we cannot be certain that activities by Chelexa, the University of Cincinnati, Zylö, Albert Einstein College of Medicine, NCSU or GW have been or will be conducted in compliance with applicable laws and regulations. We may have no control or input over whether, and in what manner, the University of Cincinnati, Albert Einstein College of Medicine, NCSU and/or GW may enforce or defend the patents against a third-party. The University of Cincinnati, Albert Einstein College of Medicine, NCSU and/or GW may enforce or defend the patent less vigorously than if we had enforced or defended the patents ourselves. Further, the University of Cincinnati, Albert Einstein College of Medicine, NCSU and/or GW may not necessarily seek enforcement in scenarios in which we would feel that enforcement was in our best interests. For example, the University of Cincinnati, Albert Einstein College of Medicine, NCSU and/or GW may not enforce the patents against a competitor of ours who is not a direct competitor of the University of Cincinnati, Albert Einstein College of Medicine, NCSU or GW, as applicable. If our in-licensed intellectual property is found to be invalid or unenforceable, then the University of Cincinnati, Albert Einstein College of Medicine, NCSU and/or GW may not be able to enforce the patents against a competitor of ours. If we fail to meet our obligations under the sublicense agreement with Chelexa or Chelexa fails to meet its obligations under its license agreement with the University of Cincinnati, then the University of Cincinnati may terminate the license agreement with Chelexa thereby terminating our sublicense agreement with Chelexa, and we will be unable to conduct our business. Similarly, if we fail to meet our obligations under the sublicense agreement with Zylö or Zylö fails to meet its obligations under its license agreement with Albert Einstein College of Medicine, then Albert Einstein College of Medicine may terminate the license agreement with Zylö thereby terminating our sublicense agreement with Zylö, and we will be unable to conduct our business with respect to the development of treatment for patients suffering from CLE. In addition, if we fail to meet our obligations under the license agreement with the University of Cincinnati, NCSU or GW then the University of Cincinnati, NCSU or GW, as applicable, may terminate our license agreement, and we will be unable to continue to use their products in our business. Although we may choose to terminate our license agreements, doing so would allow a third party to seek and obtain an exclusive license to the BioLexa Platform, the genetic marker and the patents relating to CLE NCSU’s exon skipping approach for treating allergic diseases and aprepitant, If a third party obtains an exclusive license to intellectual property with respect to the foregoing products and technologies formerly licensed to us, then the third party may seek to enforce the intellectual property against us which may have a material adverse effect on our business.

We are dependent upon our sublicense agreement with Chelexa with respect to the BioLexa Platform and Zylö with respect the development of a treatment for patients suffering from CLE; however, we have no control over the license agreement between Chelexa and the University of Cincinnati or the license agreement between Zylö and Albert Einstein College of Medicine.

Our sublicense agreements with Chelexa and Zylö are subject to many risks and uncertainties. Although we are dependent upon our sublicense agreement with Chelexa with respect to the BioLexa Platform and Zylö with respect the development of a treatment for patients suffering from CLE, we have no control over the license agreement between Chelexa and the University of Cincinnati pursuant to which the University of Cincinnati licensed the BioLexa Platform to Chelexa or the license agreement between Zylö and Albert Einstein College of Medicine pursuant to which Albert Einstein College of Medicine licensed certain patent rights relating to CLE to Zylö. In the event that Chelexa is unable to fulfill its obligations to the University of Cincinnati pursuant to the terms of its license agreement, the University of Cincinnati may terminate the license thereby voiding our sublicense. Similarly, in the event that Zylö is unable to fulfill its obligations to Albert Einstein College of Medicine pursuant to the terms of its license agreement, Albert Einstein College of Medicine may terminate the license thereby voiding our sublicense. In the event that either the license agreement between Chelexa and the University of Cincinnati or the license agreement between Zylö and Albert Einstein College of Medicine is terminated, there may be a material adverse effect upon our business.

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

Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

Patent positions in our industry are highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, we or our licensors might not have been the first to make the inventions covered by our pending patent applications and issued patents, as applicable; we or our licensors might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents; our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable.

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

Related Risks to the Company

We have expanded and may continue to expand, our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions of additional drug candidates or technologies to do so. Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating the acquired technologies or the operations of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of our key employees or key employees of the acquired companies.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidates or any future clinical trials we may conduct;

●	changes in the development status of our product candidates;

●	any delays or adverse developments or perceived adverse developments with respect to the FDA’s review of our planned pre-clinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

●	unanticipated safety concerns related to the use of our product candidates;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

As of February 28, 2020, our directors and executive officers and their respective affiliates, beneficially own approximately 20.93% of our outstanding shares of common stock on a fully diluted basis. As a result, these shareholders acting together, would have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, would have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

The 2017 Comprehensive tax reform could adversely affect our business and financial condition.

The Tax Cuts and Jobs Act of 2017 (the “Tax Cut Act”) among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a single rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), providing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the Tax Act. We urge our shareholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our securities.

Our Articles of Incorporation, as amended (“Articles of Incorporation”) our Amended and Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of February25, 2020. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of February 28, 2020, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock which were previously issued were converted into common stock at the time of our initial public offering and 1,897,520 shares of Series A Preferred Stock remain authorized. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 1 Rockefeller Plaza, Suite 1039, New York, NY 10020. We lease our office for approximately $2,500 per month pursuant to a lease which terminates on July 31, 2020. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On February 15, 2019, our common stock began trading on The Nasdaq Capital Market under the symbol “HOTH.” Prior to that time, there was no public market for our common stock.

Stockholders

As of February 28, 2020, there were 156 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

From January 2019 until December 2019, the Company issued an aggregate of 8,328 shares of the Company’s common stock, which shares are subject to a vesting schedule, to a member of the Company’s Board for services rendered.

On February 20, 2019, the Company issued Laidlaw & Company (UK) Ltd. a warrant to purchase up to 50,000 shares of common stock for services rendered in connection with the Company’s initial public offering.

On April 17, 2019, the Company entered into a Master Service Agreement with a consultant. In consideration for services provided by the consultant, the Company issued the consultant a two year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.01 per share. On May 22, 2019, the Company and consultant agreed to terminate the Master Service Agreement and number of shares of the Company’s common stock issuable upon exercise of the consultant’s warrant was reduced to 16,333. In June 2019, the Company issued 16,333 shares of common stock upon exercise of the consultant’s warrant.

On September 26, 2019, the Company issued 10,000 and 30,000 shares of common stock to the Benchmark Company, LLC and FON Consulting, LLC, respectively, for services rendered.

On December 24, 2019, the Company issued its officers, directors and an advisor options to purchase an aggregate of 475,000 shares of common stock at an exercise price of $5.26 per share for services rendered.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company incorporated in May 2017 focused on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne.

Our primary asset is a sublicense agreement with Chelexa which we entered into on May 26, 2017, as amended on August 22, 2018 and August 29, 2018, pursuant to which Chelexa has granted us an exclusive sublicense to make, use, have made, import, offer for sale, and sell products based upon or involving the BioLexa Platform, which rights were originally granted to Chelexa pursuant to an exclusive license agreement with the University of Cincinnati. The license enables us to develop the platform for any indications in humans. Our initial focus will be on the treatment of eczema through the application of a topical cream. Although our initial focus will be on the treatment of eczema, we intend to develop a second topical cream which, upon application, is intended to reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing aesthetic dermatology procedures. In addition, we conducted an initial pilot study on the efficacy of BioLexa to accelerate diabetic wound healing and intend to conduct additional studies with respect to the regenerative effects of the BioLexa Platform in the context of chronic diabetic ulcers, with and without substantial bacterial burden. The BioLexa Platform combines an FDA approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. It is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

The BioLexa Platform has achieved positive results in its initial pre-clinical studies conducted at the University of Miami. BioLexa’s formulation is a new topical dosage form “repurposing” the antibiotic, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) of the FDCA was enacted to enable sponsors to seek NDA approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon all of the publicly available safety and toxicology data with respect to gentamicin and zinc chelator in our FDA submissions. We will be required to conduct a Phase 2 study to show the safety of the combination in humans and after such Phase 2 study will be required to proceed to Phase 3 pivotal clinical trials. We believe that this path will dramatically reduce the required clinical development effort, costs and risks as compared to what would be required of us if we were required to conduct pre-clinical safety, toxicology and animal studies together with Phase 1 human safety trials required for new chemical entities which are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, that the clinical development process may be five to six years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an NDA to the FDA. In September 2018, we attended the first of a planned series of meetings with the FDA to review the requirements for submission and activation of an IND with respect to the BioLexa Platform for use in eczema. In preparation for such pre-IND meeting, we prepared and presented to the FDA our proposed Phase 2 clinical trial plan for the treatment of eczema in patients over the age of one year old. As part of our pre-IND meeting, the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. We are currently investigating multiple potential venues for conducting such trial both in and outside of the U.S. We have engaged Camargo to assist us with the FDA process required for Section 505(b)(2) applications and with the evaluation of potential clinical trial venues for the proof of concept study should we determine to undertake such study. Specifically, Camargo has provided and will continue to provide advice and guidance relative to the IND preparation phase for the BioLexa Platform. Camargo will assist us with the refinement of our non-clinical, clinical, clinical pharmacology and biopharmaceutics strategy incorporating the preliminary feedback we received from the FDA during our pre-IND meeting.

We believe that the key elements for our market success with respect to BioLexa include:

●	the proprietary formulation of two FDA-approved drugs to treat bacterial proliferation reduces development time and costs by giving us the ability to rely on safety and efficacy data from the two approved drugs;

●	our proprietary formulation is not a topical corticosteroid, and may not be subject to the same FDA black box warning issues as most commonly prescribed treatments currently in use; and

●	a recent peer-reviewed publication titled “Staphylococcal Bacteria May Cause Eczema, Study Reveals”, published by Dr. Herbert B. Allen, highlights that staph-induced biofilms are the root cause of flare-ups in eczema. Our BioLexa product candidate has been demonstrated to prevent the formation of these biofilms with the promise of delaying or completely arresting flare-ups, rather than merely treating symptoms of a flare-up already underway.

In addition to our sublicense agreement with Chelexa, we entered into the following agreements:

●	an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by us from the University of Cincinnati may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop AD, such as eczema. We intend to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

●	the Sublicense Agreement with Zylö pursuant to which Zylö granted us an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement).

●	a license agreement with NCSU pursuant to which NCSU granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to NCSU’s exon skipping approach for treating allergic diseases.

●	a patent license agreement with GW pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer.

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

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2019 and 2018

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2019, research and development expenses were approximately $2.1 million which primarily consisted of $50,000 related to the Zylö Sublicense Agreement, $10,000 related to a license acquired from the University of Maryland and Isoprene Pharmaceuticals Inc., $25,000 related to a license acquired from the North Carolina State University, and approximately $2.0 million related to other research and development expenses.

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

We expect our research and development activities to increase as we develop our existing product candidate and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	license fees and milestone payments related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

General and Administrative Expenses

For the year ended December 31, 2019, general and administrative expenses were approximately $5.6 million, which primarily consisted of approximately $2.9 million related to payroll expenses and stock-based compensation, approximately $2.1 million for professional fees and $0.6 million for other expenses.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we had approximately $1.7 million in cash, marketable securities of $0.8 million, current liabilities of $0.4 million and an accumulated deficit of approximately $12.2 million.

Cash Flows from Operating Activities

For the year ended December 31, 2019, net cash used in operations was approximately $4.9 million, which primarily resulted from a net loss of approximately $7.7 million, partially offset by approximately $2.5 million stock-based compensation and changes in operating assets and liabilities of approximately $0.2 million.

For the year ended December 31, 2018, net cash used in operations was $2.1 million, which primarily resulted from a net loss of $2.5 million, partially offset by $0.1 million stock-based compensation expense and $0.1 million non-cash research and development expense related with license acquisition.

Cash Flows from Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was approximately $0.9 million, which was related to the purchase of marketable securities of $0.8 million and the purchase of research and development licenses of $0.9 million.

For the year ended December 31, 2018, there was no investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was approximately $7.5 million, including approximately $0.2 million restricted cash. The cash provided by financing activities primarily resulted from approximately $5.8 million in net proceeds from the Company’s initial public offering (the “IPO”) and approximately $1.6 million in net proceeds from a private offering of an aggregate of 407,474 units with each unit consisting of one share of the Company’s common stock and a warrant to purchase one-half share of the Company’s common stock. On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses. The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

For the year ended December 31, 2018, net cash provided by financing activities was $1.2 million, which is the net proceeds raised from investors in consideration for the issuance of 13.77 units (the “Units”). Each Unit consisted of 100,000 shares of Series A Preferred Stock and a warrant to purchase 25% of the shares of common stock issuable upon conversion of the Series A Preferred Stock.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations. Such additional debt or equity financing may not be available to us on favorable terms, if at all.

We plan to pursue our plans with respect to the research and development of our pre-clinical products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. We currently do not expect to generate any revenue and our independent registered public accounting firm has included in its opinion for the year ended December 31, 2019 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern within one year from the date of this filing. The consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or any commitments or contractual obligations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of preferred and common stock, the valuation of stock options and the valuation allowance of deferred tax assets resulting from net operating losses. We base our estimates and assumptions on current facts, our limited historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments:

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

Income taxes

Income taxes are recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between our financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

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

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hoth Therapeutics, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not expect to generate revenue and as such, there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 2, 2020

Hoth Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash	$1,690,866	$282,621
Marketable securities	803,664	-
Prepaid expenses	110,072	12,356
Deferred offering cost	30,484	206,671
Total current assets	2,635,086	501,648

Property and equipment, net	1,043	2,268
Restricted cash	200,000	-
Total assets	$2,836,129	$503,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$403,885	$142,280
Accrued expenses	36,236	206,671
Total current liabilities	440,121	348,951

Total liabilities	440,121	348,951

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 and 5,000,000 shares authorized, 0 and 3,102,480 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	310
Common stock, $0.0001 par value, 75,000,000 shares authorized, 10,119,844 and 5,071,400 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,012	507
Additional paid-in-capital	14,610,638	4,665,154
Accumulated deficit	(12,215,642)	(4,511,006)
Total stockholders’ equity	2,396,008	154,965
Total liabilities and stockholders’ equity	$2,836,129	$503,916

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018

Operating costs and expenses
Research and development	$2,025,120	$785,274
Research and development - licenses acquired	95,000	230,693
Compensation and related expenses (including stock-based compensation)	2,932,933	509,667
Professional fees (including stock-based compensation)	2,091,745	682,929
Rent	31,622	28,252
Other expenses	538,577	258,710
Total operating expenses	7,714,997	2,495,525
Loss from operations	(7,714,997)	(2,495,525)

Other income (expenses)
Other income, net	10,636	-
Loss on foreign currency exchange	(275)	-
Total other income	10,361	-

Net loss	$(7,704,636)	$(2,495,525)

Weighted average number of common shares outstanding, basic and diluted	9,164,577	5,031,062

Net loss per share, basic and diluted	$(0.84)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	1,725,980	$173	4,706,277	$470	$3,199,304	$(2,015,481)	$1,184,466
Issuance of Series A Convertible Preferred Stock and warrants for cash in an offering (net of offering costs of $190,180)	1,376,500	137	-	-	1,021,417	-	1,021,554
Warrant value related to Issuance of Series A Convertible Preferred Stock	-	-	-	-	164,766	-	164,766
Stock-based compensation	-	-	145,970	15	143,038	-	143,053
Stock issued for research and development	-	-	37,500	4	35,996	-	36,000
Stock issued for acquired license	-	-	213,166	21	132,143	-	132,164
Repurchase of restricted stock to pay for employee withholding taxes	-	-	(31,513)	(3)	(31,510)	-	(31,513)
Net loss	-	-	-	-	-	(2,495,525)	(2,495,525)
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance of common stock in the IPO (net of offering costs of $1,159,833)	-	-	1,250,000	125	5,840,042	-	5,840,167
Issuance of common stock and warrants (net of offering costs of $426,990)			407,424	41	1,610,089	-	1,610,130
Cashless warrant exercise	-	-	223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	48,330	5	2,495,214	-	2,495,219
Net loss	-	-	-	-	-	(7,704,636)	(7,704,636)
Balance at December 31, 2019	-	$-	10,119,844	$1,012	$14,610,638	$(12,215,642)	$2,396,008

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(7,704,636)	$(2,495,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,225	1,224
Research and development-acquired license, expensed	95,000	132,164
Stock issued for research and development	-	36,000
Stock-based compensation	2,495,219	143,053
Unrealized gain on marketable securities	(3,664)	-
Changes in assets and liabilities:
Prepaid expenses	(97,716)	(12,356)
Accrued salaries and benefits	-	(1,542)
Accounts payable	267,357	94,356
Net cash used in operating activities	(4,947,215)	(2,102,626)

Cash flows from investing activities
Purchase of marketable securities	(800,000)	-
Purchase of research and development licenses	(95,000)	-
Net cash used in investing activities	(895,000)	-

Cash flows from financing activities
Proceeds from issuance of Series A Convertible Preferred Stock and warrants for cash in an offering, net	-	1,186,320
Proceeds from issuance of common stock in the IPO, net of offering cost	5,840,167	-
Proceeds from issuance common stock and warrants, net of offering cost	1,610,130	-
Proceeds from exercise of warrants	163	-
Payment of employee withholdings for vested restricted stock	-	(31,513)
Net cash provided by financing activities	7,450,460	1,154,807

Net increase (decrease) in cash	1,608,245	(947,819)
Cash and restricted cash, beginning of year	282,621	1,230,440

Cash and restricted cash, end of year	$1,890,866	$282,621

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$310	$-
Common stock issued for acquired license		$132,164
Cashless warrant exercise	$22	$-
Offering cost included in accrued expenses	$30,484	$206,671

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1—Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company’s primary asset is a sublicense agreement with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa has granted the Company an exclusive sublicense to use its BioLexa Platform (as defined herein), a proprietary, patented, drug compound platform developed at the University of Cincinnati. The license enables the Company to develop the platform for all indications in humans. The Company’s initial focus will be on the treatment of eczema. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. To the Company’s knowledge, it is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

During the year ended December 31, 2019, the Company also entered into agreements with the George Washington University, the University of Maryland Baltimore and Isoprene Pharmaceuticals, Inc., North Carolina State University and Zylö Therapeutics, Inc.. These agreements are further described in Note 3 of these financial statements.

Amendment to Articles of Incorporation

In December 2018, the Company’s board of directors and stockholders approved a 1-for-4 reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock (see Note 6). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the convertible preferred stock conversion ratios.

Initial Public Offering

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

The Company’s common stock commenced trading on The Nasdaq Capital Market, on February 15, 2019 under the ticker symbol “HOTH.” The IPO closed on February 20, 2019.

On February 14, 2019, the Company entered into an underwriting agreement with Laidlaw & Co. (UK) Ltd. (“Laidlaw”) pursuant to which the Company paid Laidlaw a fee in the amount of 7% of the gross proceeds of the IPO, or $490,000. These costs were reflected net of the $5.8 million of proceeds from the IPO. The Company also reimbursed Laidlaw for certain out-of-pocket expenses, including the fees and disbursements of their counsel, up to an aggregate of $0.2 million. In addition, Laidlaw received five-year warrants to purchase 50,000 shares of common stock of the Company at an exercise price of $7.00 per share.

Liquidity and capital resources

Accounting Standards Update, or (“ASU”), No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the Company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis.  The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its longer-term business plan to support new technologies and help advance innovation.  Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations. Such additional debt or equity financing may not be available to the Company on favorable terms, if at all.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

The Company plans to pursue its plans regarding research and development which will require resources beyond those currently available, including third party capital. During this time, the Company does not expect to generate revenue as such there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2—Significant accounting policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of preferred and common stock, stock-based compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segments

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2019 and 2018.

Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the year ended December 31, 2019 on a retrospective basis. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the year ended December 31, 2019:

Cash	$1,690,866
Restricted cash	200,000
Total cash and restricted cash	$1,890,866

The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

Marketable Securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of a mutual fund which is valued at a quoted market price.

Concentrations of credit risk and off-balance sheet risk

Cash is a financial instrument that is potentially subject to concentrations of credit risk. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held. The Company has no financial instruments with off-balance sheet risk of loss.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with the Company’s IPO as well as other private equity offerings are capitalized as current assets on the consolidated balance sheet. Upon the closing of the offerings, the deferred offering costs are offset against the offering proceeds. Approximately $30,000 and $200,000 of such offering costs were accrued but unpaid at December 31, 2019 and 2018, respectively.

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

Fair value measurement

FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The following table presents the Company’s assets and liabilities that are measured at fair value at December 31, 2019:

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$803,664	$803,664	$-	$-

Convertible Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its convertible preferred stock. Convertible preferred stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable convertible preferred stock (including preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, convertible preferred stock are classified as stockholders’ equity.

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

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award.  Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant.  These options generally vest over a one to five year period.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

	As of December 31,
Potentially dilutive securities	2019	2018
Series A Convertible Preferred Stock (Common Stock Equivalent)	-	3,102,480
Warrants	1,032,692	991,367
Options	525,000	-
Non-vested restricted stock units	13,200	21,530
Total	1,570,892	4,115,377

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying virtually all leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. On January 1, 2019, the Company adopted ASU No. 2016-02, and the adoption did not have a material impact on its consolidated financial statements and related disclosures due to the short-term nature of its operating leases.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. The Company adopted ASU 2017-09 on January 1, 2018, and the adoption did not have a material impact on its consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. On January 1, 2019, the Company adopted ASU 2018-07, and the adoption did not have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3—License agreements

The following summarizes the Company’s research and development expenses for licenses acquired during the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Chelexa BioSciences, Inc.	$-	$132,164
The George Washington University	2,500	-
University of Maryland and Isoprene Pharmaceuticals, Inc.	10,000	-
North Carolina State University	25,000	-
University of Cincinnati	7,500	7,500
Zylö Therapeutics Inc.	50,000	-
Other	-	91,029
	$95,000	$230,693

Chelexa BioSciences, Inc.

On May 26, 2017, the Company entered into a sublicense agreement with Chelexa, as amended on August 22, 2018 and August 29, 2018, pursuant to which Chelexa granted the Company an exclusive sublicense to make, use, have made, import, offer for sale, and sell products based upon or involving the use of (i) topical compositions comprising a zinc chelator and gentamicin and (ii) zinc chelators to inhibit biofilm formation (the “BioLexa Platform” or “BioLexa”), which rights were originally granted to Chelexa pursuant to an exclusive license agreement with the University of Cincinnati. In addition, Chelexa granted the Company the right to issue exclusive and nonexclusive sublicenses (with the right to further sublicense to third parties) to make, use, have made, import, offer for sale, and sell products based upon the BioLexa Platform. The term of such agreement will expire on the later of April 16, 2034 and the last to expire patent in the patent rights granted to the Company (the “Term”). The Company shall, in its sole discretion, have the first right of refusal to renew the Term. The Company is subject to total milestone payments of $3.5 million royalty payments and has agreed to fund all development and commercialization costs related to the licensed products.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2018, the Company recorded an expense of approximately $0.1 million related to the issuance of 213,166 shares of its common stock pursuant to the sublicense agreement with Chelexa. There were no expenses incurred for the year ended December 31, 2019.

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

On June 28, 2019 (the “Effective Date”), the Company and GWU entered into a research option agreement (the “Research Option Agreement”) pursuant to which GWU granted the Company an option (the “Option”) until April 30, 2020 to acquire an exclusive license to certain products made or used by the Company (the “GWU Licensed Product”) that involve certain patents owned by GWU (the “Licensed Patents”). On February 1, 2020, the Company exercised the Option and entered into a patent license agreement with GWU. On the Effective Date, the Company paid GWU $2,500, and on February 27, 2020, the Company paid GWU $10,000 as a license initiation fee. Until the first commercial sale of the GWU Licensed Product, the Company shall pay (i) $75,000 per year for the development and commercialization of the GWU Licensed Product, (ii) $2,000 for license maintenance fees on the first anniversary of the Effective Date and (iii) $5,000 for license maintenance fees commencing on the second anniversary of the Effective Date and thereafter. Furthermore, the Company shall be required to pay GWU a sublicense fee equal to a certain percentage of the sum of payments plus the fair market value of all other consideration of any kind received by the Company from sublicensees during each quarter as follows: a 40% sublicense fee until the first anniversary of the Effective Date, a 30% sublicense fee until the third anniversary of the Effective Date and a 20% sublicense fee after the third anniversary of the Effective Date; provided, however, such sublicense fee shall exclude certain fees paid to the Company such as certain royalties, equity investments, loan proceeds and sponsored research funding. Subject to the execution of a definitive license agreement with GWU, the Company shall also pay GWU milestone payments of up to an aggregate of $90,000 and sales based royalties at a low single digit percentage, subject to certain minimum royalty requirements. In addition, during each Option Exercise Period and Renewal Period (as defined in the Research Option Agreement) the Company shall pay GWU, on a quarterly basis, for all costs and expenses related to the GWU Licensed Patents (the “Patent Costs”).

In July 2019, after the signing of the Research Option Agreement, the Company recorded an expense of $2,500 for the option fee.

University of Maryland and Isoprene Pharmaceuticals, Inc.

On March 8, 2019, the Company entered into a commercial evaluation sublicense and option agreement with the University of Maryland, Baltimore (“UMD”) and Isoprene Pharmaceuticals, Inc. (“Isoprene”). Pursuant to the agreement, the Company paid an initial option and material access fee of $5,000 to UMD and $5,000 to Isoprene. In the event that Isoprene enters into a master license agreement with UMD (the “MLA”), UMD shall permit Isoprene to grant an exclusive option to the Company to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “Isoprene-Hoth Option”); provided, however, in the event Isoprene does not enter into the MLA, UMD may grant the Company an option to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “UMD-Hoth Option”). If the Company exercises the Isoprene-Hoth Option, it shall pay Isoprene an option exercise fee of $20,000. If the Company exercises the UMD-Hoth Option, it shall pay UMD an option exercise fee of $20,000.

In March 2019, the Company recorded an expense of an aggregate of $10,000 for the initial option and materials access fee.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

North Carolina State University

On November 20, 2019 (the “NCSU Effective Date”), the Company entered into a license agreement with North Carolina State University (“NCSU”) pursuant to which NCSU granted the Company an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to NCSU’s exon skipping approach for treating allergic diseases. The term of the license agreement shall commence on the NCSU Effective Date and shall continue until the date of the expiration of the last to expire patent right granted pursuant to the license agreement unless terminated earlier pursuant to the terms of the agreement. Pursuant to the terms of the license agreement, the Company paid NCSU a one-time license fee $25,000 and is also required to pay (i) sales based royalties at a low single digit percentage, (ii) minimum royalties ranging from $0 to $50,000 and (iii) milestone payments of up to $585,000.

In December 2019, the Company recorded an expense of $25,000 for the license fee.

University of Cincinnati

On May 18, 2018, the Company entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by the Company from the University of Cincinnati may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop atopic dermatitis, such as eczema. The Company intends to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

Pursuant to the terms of the exclusive license agreement, the Company agreed to pay the University of Cincinnati a one-time initial fee of $5,000 within 30 days of the date of the exclusive license agreement in addition to an annual license fee of $5,000 initially due and payable within 30 days of the one year anniversary of the exclusive license agreement and every year thereafter. In addition, the Company agreed to pay the University of Cincinnati a yearly annual license maintenance fee of $2,500 and a yearly minimum annual royalty of $5,000 and milestone payments of up to $120,000. The exclusive license agreement will continue until the later of (i) the date upon which a valid claim pursuant to the terms of the exclusive license agreement expires or (ii) 10 years after the first commercial sale or unless earlier terminated pursuant to the terms of the exclusive license agreement.

In August 2018 and July 2019, respectively, the Company recorded an expense of $2,500 for annual license maintenance fee and $5,000 for yearly minimum annual royalty fee, respectively.

Zylö Therapeutics Inc.

On August 19, 2019 (the “Zylö Effective Date”), the Company entered into an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted to the Company an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all uses within the Field. “Field” means all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement). The term of the Sublicense Agreement shall commence on the Zylö Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) expiration of the last to expire Valid Claim (as defined in the Sublicense Agreement) of the Licensed Patent Rights that would be infringed by the composition, use or sale of such Licensed Product in such country. Pursuant to the terms of the Sublicense Agreement, the Company and Zylö shall establish a joint development committee to plan, review, coordinate and oversee the Company’s development activities with respect to the Licensed Products in the Field. Pursuant to the Sublicense Agreement, the Company paid Zylö (i) an upfront license fee of $50,000; (ii) sales-based royalties at percentages which range from high single digits to low double digits, with low sales volumes being subject to lower royalty rates; and total milestone payments of up to $13.5 million. In addition, within 45 days of the Company’s next equity financing pursuant to which the Company receives gross proceeds of at least $1 million, the Company shall purchase equity securities of Zylö in an amount equal to $60,000.

In May 2019 and September 2019, the Company recorded an expense of $10,000 and $40,000, respectively, for upfront license fee.

Note 4—Related Party

A director of the Company, is also the Executive Chairman of Chelexa. During the year ended December 31, 2019, that director received $30,000 in cash compensation for services provided as a board member of the Company and $5,000 cash compensation for his services as a member of the Company’s Scientific Advisory Board. The Company also granted him options to purchase up to 35,000 of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan. During the year ended December 31, 2018, that director received $30,000 in cash compensation for services provided as a board member of the Company and $10,000 cash compensation for his services as a member of the Company’s Scientific Advisory Board. He also received a stock grant for 12,500 shares of common stock for his services as a member of the Company’s Scientific Advisory Board.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

A director of the Company, is also the Chief Executive Officer, Principal Accounting and Financial Officer and a member of the board of directors of Spherix Incorporated. During the year ended December 31, 2019, that director received $30,000 in cash compensation for services provided as a board member of the Company. The Company also granted such director options to purchase up to 35,000 shares of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan. During the year ended December 31, 2018, that director received $42,000 in cash compensation and the Company issued such director 12,500 shares of common stock for services rendered as a member of the Company’s board of directors.

Note 5. Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the year ended December 31, 2019 and 2018, which are recorded as a component of other income (expenses) on the consolidated statements of operations, are as follows:

	For the Years Ended December 31,
	2019	2018
Unrealized gain (loss)	$3,664	$-
Dividend income	6,947	-
Interest income	25	-
	$10,636	$-

Note 6—Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2019, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Convertible Preferred Stock of which 3,102,480 shares which were previously issued were converted into common stock at the time of the Company’s initial public offering. During the year ended December 31, 2018, the Company raised $1.2 million (net of offering costs) in cash from investors in exchange for the issuance of 13.77 units.

The shares of Series A Convertible Preferred Stock are not mandatorily redeemable and does not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host.

The Company had 1,897,520 and 5,000,000 shares of Series A Convertible Preferred Stock authorized as of December 31, 2019 and 2018, respectively, 0 and 3,102,480 shares outstanding as of December 31, 2019 and 2018, respectively.

Common Shares

On February 15, 2019, the Company announced the pricing of its initial public offering of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share. The Company issued an aggregate of 1,250,000 shares of common stock and received net proceeds of $5.8 million from the IPO.

Private Placement of Securities

On August 16, 2019 (the “Closing Date”), the Company entered into subscription agreements (the “Subscription Agreements”) and unit purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which it sold units (the “Units”) for aggregate gross proceeds of $2,037,120, exclusive of placement agent commission and fees and offering and transaction expenses (the “Offering”). Each Unit was sold at an offering price of $5.00 per Unit and consisted of (i) one share of the Company’s common stock and (ii) a warrant (the “Warrant”) to purchase one-half share of common stock.

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

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

In addition, pursuant to the terms of the Offering, the Company issued Laidlaw warrants (the “Placement Agent Warrants”) to purchase up to 61,113 shares of the Company’s common stock. The Placement Agent Warrants are exercisable for a period of five years from the Closing Date (the “Initial Exercise Date”) at an exercise price of $5.00 per share, subject to adjustment. The Warrants may be exercised at any time after the Initial Exercise Date on a cashless basis and contain piggy-back registration rights.

Pursuant to the Offering, the Company received $1.6 million in net proceeds from the issuance of 407,424 Units.

The Company has determined that the 2019 warrants should be accounted as a component of stockholders’ equity. For the warrants issued on August 16, 2019, the Company estimated the relative fair value of the warrants at $0.8 million using the Black-Scholes option pricing model using the following primary assumptions: fair value of common stock underlying the warrants ranges from $2.55 to $4.33, expected life ranges from 2.0 to 5.0 years, volatility rate ranges from 107.30% to 110.08%, risk-free interest rate ranges from 1.42% to 1.48% and expected dividend rate of 0%.

During the year ended December 31, 2018, the Company raised $1.2 million (net of offering costs) in cash from investors in exchange for the issuance of 13.77 units.

For the warrants issued during the year ended December 31, 2018, the Company has determined that the warrants should be accounted as a component of stockholders’ equity. On the issuance date, the Company estimated the relative fair value of the warrants at $0.1 million using the Black-Scholes option pricing model using the following primary assumptions: fair value of common stock underlying the warrants is $0.16, expected life of 7.0 years, volatility rate of 75.0%, risk-free interest rate of 1.83% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series A Preferred Stock, approximately $0.2 million of the $1.2 million of aggregate fair value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) was adopted by its board of directors on May 4, 2018 and by its shareholders on May 4, 2018. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the 2018 Plan.

2018 Activity

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

On May 4, 2018, the Company granted the same employee 5,000 shares of common stock under the 2018 Plan with a $5,000 fair value. The Company’s Chief Executive Officer and co-founder was issued 87,500 shares of common stock for a value of $87,500. On August 15, 2018, the Company bought back 31,513 shares from the employees who were issued common stock as part of the 2018 Plan to pay for payroll taxes. The fair value of the shares was $31,513. Immediately after the buyback of the 31,513 shares such shares were immediately cancelled.

During the year ended December 31, 2018, the Company issued a total of 25,000 shares of common stock under the 2018 Plan to two directors for a value of $25,000.

Restricted Stock Awards

During the year ended December 31, 2019, the Company issued 10,000 and 30,000 shares of restricted common stock with a total fair value of approximately $0.2 million to The Benchmark Company, LLC and FON Consulting, LLC, respectively, consultants to the Company. On January 7, 2020, the Company entered into a termination and general release agreement with FON Consulting, LLC pursuant to which 15,000 shares of restricted common stock originally granted to FON Consulting, LLC were cancelled.

During the year ended December 31, 2018, 37,500 shares of restricted stock awards with a fair value of approximately $38,000 were granted. 12,500 shares of these restricted stock awards were vested immediately and 25,000 shares of these restricted stock awards were vested in 1/36 increments in monthly installments beginning August 3, 2018.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the years ended December 31, 2019 and 2018 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2017	-	-
Granted	37,500	$0.25
Vested	(15,970)	0.25
Nonvested at December 31, 2018	21,530	$0.25
Granted	40,000	5.11
Vested	(48,330)	4.28
Nonvested at December 31, 2019	13,200	$0.25

As of December 31, 2019, approximately $4,000 of unrecognized stock-based compensation expense related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 0.8 years at December 31, 2019.

Stock Options

On March 6, 2019, the Company granted options to purchase up to 50,000 shares of the Company’s common stock to its CFO pursuant to the 2018 Plan. The aggregate grant date fair value of these options was approximately $0.2 million. The stock options vested in full upon grant.

On December 24, 2019, the Company granted a total of options to purchase up to an aggregate of 475,000 shares of the Company’s common stock to directors and advisors pursuant to the 2018 Plan. The aggregate grant date fair value of these options was approximately $2.0 million. The stock options vested in full upon grant.

The fair value of options granted in 2019 and 2018 was estimated using the following assumptions:

For the Years Ended December 31,
	2019	2018
Exercise price	$5.26-$5.88	-
Term (years)	4.18-9.98	-
Expected stock price volatility	111.2%-112.1%	-
Risk-free rate of interest	1.75%-2.52%	-

A summary of option activity under the Company’s stock option plan for year ended December 31, 2019 and 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	-	$-	$-	-
Employee options issued	525,000	5.32	457,250	9.4
Outstanding as of December 31, 2019	525,000	$5.32	$457,250	9.4
Options vested and exercisable	525,000	$5.32	$457,250	9.4

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock Based Compensation

Stock-based compensation expense for the years ended December 31, 2019 and 2018 was approximately $2.5 million and $0.1 million, respectively, and comprised of the following:

	For the Years Ended December 31,
	2019	2018
Employee common stock awards	$-	$107,500
Directors common stock awards	-	25,000
Employee stock option awards	2,195,812	-
Employee restricted stock awards	10,252	10,553
Non-employee restricted stock awards	204,550	-
Non-employee warrant awards	84,605	-
	$2,495,219	$143,053

Employee and director related stock-based compensation was included in compensation and related expenses, and non-employee related stock-based compensation was included in professional fees on the consolidated statements of operations.

In addition, the Company recorded $0 and $36,000 of stock issued for research and development services for the year ended December 31, 2019 and 2018, respectively.

Warrants

A summary of warrant activity for the years ended December 31, 2019 and 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	647,242	$1.00	$-	4.2
Issued	344,125	1.00	-	6.1
Outstanding as of December 31, 2018	991,367	$1.00	$-	5.9
Issued	331,155	6.90	100,938	4.1
Exercised	(289,830)	0.94	-	-
Outstanding as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2
Warrants exercisable as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2

2019 Activity

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

On April 16, 2019, the Company issued 176,272 shares of common stock upon the cashless exercise of warrants to purchase up to 215,747 shares of common stock. Those warrants were issued by the Company to Laidlaw pursuant to the terms of its engagement letter with Laidlaw with respect to the private placement of its securities from October 2017 through December 2017.

On June 6, 2019, the Company issued 47,605 shares of common stock upon the cashless exercise of warrants to purchase up to 57,750 shares of common stock.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

On August 16, 2019, in connection with the Offering, the Company issued Warrants to purchase up to 203,709 shares of the Company’s common stock at an exercise price of $8.00 per whole share. In addition, pursuant to the terms of the Offering, the Company issued Laidlaw the Placement Agent Warrants to purchase up to 61,113 shares of the Company’s common stock. The Placement Agent Warrants are exercisable for a period of five years from the Closing Date at an exercise price of $5.00 per share.

2018 Activity

During the year ended December 31, 2018, the Company issued seven-year warrants to purchase 344,125 shares of the Company’s common stock at an exercise price of $1.00 per share to investors.

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 7—Commitments and contingencies

Office lease

Rent expense for the years ended December 31, 2019 and 2018 was approximately $32,000 and $28,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 8—Income taxes

The table below presents the components of the provision for taxes:

	As of December 31,
	2019	2018
Current
US Federal	$-	$-
US State	-	-
Total current provision	-	-
Deferred
US Federal	1,692,939	414,952
US State	-	2,825
Total deferred benefit	1,692,939	417,777
Change in valuation allowance	(1,692,939)	(417,777)
Total provision for income taxes	$-	$-

At December 31, 2019 and 2018, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$1,975,501	$701,785
License acquired	133,182	144,265
Stock Compensation	427,558	-
Total deferred income tax assets	2,536,241	846,050

Deferred income tax assets liabilities:
Prepaids	-	(2,613)
Depreciation fixed assets	(132)	(267)
Total deferred income tax liabilities	(132)	(2,880)

Net deferred income tax assets	2,536,109	843,170
Valuation allowance	(2,536,109)	(843,170)
Deferred tax asset, net of allowance	$-	$-

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the year ended December 31, 2019 and 2018 is as follows:

	For the Years ended December 31,
	2019	2018
Statutory federal income tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	0.0%	(0.1)%
Return to Provision	(1.3)%	-%
Other	0.4%	-%
Change in valuation allowance	22.0%	21.1%
Income taxes provision (benefit)	-%	-%

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2019, the Company has net operating loss carryforwards of approximately $9.4 million available to reduce future taxable income, if any, for Federal and state income tax purposes. Approximately $1.5 million of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the year ended December 31, 2018 and 2019 of approximately $7.9 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income.

At December 31, 2019 and 2018, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the Federal and state tax authorities from the date of utilization of the net operating loss.

Note 9—Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued.

Pursuant to the Patent License Agreement between the Company and GWU, on February 1, 2020, the Company issued GWU warrants to purchase up to 22,988 shares of the Company’s common stock at an exercise price of $4.35 per share. The warrants vest as follows: 20% upon the date of issuance and the balance, or 80% of the warrants shall vest in four equal annual installments of 20% on each anniversary of the initial issuance date.

On February 5, 2020, the Company issued 12,500 shares of common stock upon exercise of the warrants originally granted to an investor on January 19, 2018, which resulted in gross proceeds of $12,500.

From January 1, 2020 until February 29, 2020, the Company issued an aggregate of 1,388 shares of the Company’s common stock to a member of the Company’s Board for services rendered.

Effective as of February 28, 2020, Vadim Mats resigned as a member of the Company’s Audit Committee. Effective as of February 28, 2020, the Board appointed Graig Springer as a member of the Company’s Board. In addition, effective as of February 28, 2020, the Board appointed Graig Springer as a member of the Company’s Audit Committee to fill the vacancy created by the resignation of Vadim Mats.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2019, the end of the period covered by this Annual Report, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on such criteria.

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

ITEM 9B. OTHER INFORMATION

Effective as of February 28, 2020, Vadim Mats resigned as a member of the Company’s Audit Committee. Effective as of February 28, 2020, the Board appointed Graig Springer as a member of the Company’s Board. In addition, effective as of February 28, 2020, the Board appointed Graig Springer as a member of the Company’s Audit Committee to fill the vacancy created by the resignation of Vadim Mats. Mr. Springer will serve for a term expiring at the next annual meeting of shareholders in 2020 or until his successor has been duly elected and qualified, or until his earlier resignation, removal or death.

Mr. Springer’s biography is set forth below under “Item 10. Directors, Executive Officers and Corporate Governance.” Mr. Springer’s ongoing annual compensation will be consistent with that provided to the Company’s other non-employee directors. Except as set forth in this Annual Report on Form 10-K, there is no arrangement or understanding between Mr. Springer and any other persons pursuant to which Mr. Springer was selected as a director. There are no related party transactions involving Mr. Springer that are reportable under Item 404(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Robb Knie	51	President, Chief Executive Officer and Director
David Briones	43	Chief Financial Officer
Vadim Mats	35	Director
Kenneth Rice	66	Director
Anthony Hayes	52	Director
David B. Sarnoff	52	Director
Graig Springer	40	Director

The business background and certain other information about our directors and executive officers is set forth below:

Robb Knie

Robb Knie has served as President and Chief Executive Officer and as a director of the Company since May 2017 and served as our principal financial and accounting officer from June 2018 until March 2019. Mr. Knie has served as the President of Equity Research and a corporate advisor of Lifeline Industries Inc. since its inception in 1995. From 2002 to 2010 he was a Semiconductor Analyst for PAW Partners. From 1993 until 1995, Mr. Knie served as Northeast Regional Manager of American Express Financial Advisors. Mr. Knie served as a board member of Inventergy Global, Inc. (NASDAQ: INVT) from December 2013 until October 2014. We believe that Mr. Knie is qualified to serve as a director because of his business and leadership experience and experience as a board member of public companies.

David Briones

David Briones served as Chief Financial Officer of the Company since March 5, 2019 and has over nineteen years of public accounting and executive level experience. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Since May 2018, Mr. Briones has served as Executive Chair of Zovis Pharmaceuticals, and since October 2010, he has served as the managing member and founder of Brio Financial Group, LLC, a financial reporting consulting firm. In addition, since August 2013, Mr. Briones has served as Chief Financial Officer of Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones has also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc., a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients, since January 2018. From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Mr. Briones received a BS in accounting from Fairfield University.

Vadim Mats

Vadim Mats has served as a director of the Company since May 2017. Since March 2018, Mr. Mats has served as the Chief Financial Officer and Chief Operating Officer of Grand Private Equity. Mr. Mats consults with multiple companies in a range of industries on all aspects of finance, accounting, tax and operations. From June 2010 to December 2016, Mr. Mats was Chief Financial Officer of Whalehaven Capital. Mr. Mats also served as the Assistant Controller at Eton Park Capital Management, LP, a multi-strategy fund, from July 2007 to December 2009. From June 2006 to July 2007, Mr. Mats was a Senior Fund Accountant at The Bank of New York Mellon (NYSE: BK), where he was responsible for over fifteen funds. From 2011 until March 2017, Mr. Mats served as Director and Chair of the Audit Committee of Wizard World Inc. (OTCQB: WIZD). Mr. Mats holds a Master of Science degree in accounting and finance and a Bachelor’s degree in Business Administration specializing in finance and investments from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA© Charterholder and a Certified Public Accountant in the State of New York. We believe that Mr. Mats is qualified to serve as a director because of his experience as a board member of a public company and his knowledge with respect to finance, accounting, tax, and operations matters.

Kenneth Rice

Kenneth Rice has served as a director of the Company since May 2017. In addition, since October 2017, Mr. Rice has served as Chief Executive Officer of Alderaan Group LLC, a consulting services company. Mr. Rice served as the Executive Vice President and Chief Financial Officer of LikeMinds, Inc., an affiliate of Alseres Pharmaceuticals, Inc. (“Alseres”) from 2015 through March 2019. From 2005 through March 2019, Mr. Rice served as the Executive Vice President, Chief Financial Officer and in-house counsel to Alseres. In addition, since 2012, Mr. Rice has served as Executive Chairman of Chelexa. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company. Mr. Rice received his Bachelor of Science degree from Babson College, his MBA from Babson College, his Juris Doctorate from Suffolk University Law School and his LLM from Boston University Law School. We believe that Mr. Rice is qualified to serve as a director because of his over 25 years of experience in operations, finance, marketing and sales and business development in both private and public life science companies.

Anthony Hayes

Anthony Hayes has served as a director of the Company since June 2017 and as Chief Executive Officer and director of Spherix Incorporated (NASDAQ: SPEX) since September 2013. Since 2017, Mr. Hayes has served as the Principal Accounting and Financial Officer of Spherix Incorporated. In addition, Mr. Hayes has served as the Chief Executive Officer of North South since March 2013. Mr. Hayes was the fund manager of JaNSOME IP Management LLC and JaNSOME Patent Fund LP from August 2012 to August 2013, both of which he co-founded. Mr. Hayes was the founder and Managing Member of Atwater Partners of Texas LLC from March 2010 to August 2012 and a partner at Nelson Mullins Riley & Scarborough LLP from May 1999 to March 2010. Mr. Hayes received his Juris Doctorate from Tulane University School of Law and his B.A. in economics from Mary Washington College. We believe that Mr. Hayes is qualified to serve as a director because of his experience as CEO of Spherix Incorporated and North South.

David B. Sarnoff

David Sarnoff has served as a director of the Company since August 2018. Since June 2015, Mr. Sarnoff has served as the founder and Principal of Sarnoff Group, LLC, and since January 2019, he has served as the Director of Strategic Partnerships and Executive Leadership Coach at Loeb Leadership. From October 2003 until June 2015, Mr. Sarnoff served as the co-founder and Principal of Morandi, Taub & Sarnoff LLC, an executive search firm, and from July 1998 until October 2003 he served as a Legal Recruiter for Schneider Legal Search, Inc. From August 1994 until July 1998, Mr. Sarnoff served as a litigation associate attorney at Wachtel Missry LLP (formerly known as Gold & Wachtel LLP). Since July 2018, Mr. Sarnoff has served as a member of the advisory committee of the New Jersey Association of School Resource Officers. From January 2015 until January 2018, Mr. Sarnoff served as board President of Fort Lee Board of Education and served as a board member from January 2013 through January 2019. Mr. Sarnoff received his Juris Doctor from Rutgers University School of Law and his bachelor of arts from Hofstra University. Mr. Sarnoff is admitted to the New York and New Jersey (retired status) state bars. Mr. Sarnoff is qualified to serve as a director because of his legal experience as well as his extensive experience in executive leadership and business development.

Graig Springer

Graig Springer has served as a director of the Company since February 2020. From May 2019 to August 2019, Mr. Springer assisted with product development and governance at Invesco U.S., an investment management company, and from December 2013 to May 2019, he served in various capacities at OppenheimerFunds, Inc., an investment management company acquired by Invesco U.S., including distribution compliance and product development. In addition, Mr. Springer served on the Sub-Adviser Oversight Committee at OppenheimerFunds, Inc. Mr. Springer received his Bachelor of Arts from Columbia University and his Juris Doctor from Fordham University School of Law. Mr. Springer is qualified to serve as a director because of his fifteen years of experience within the financial services industry overseeing and advising firms’ compliance with federal rules and regulations.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

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

Audit Committee

Our audit committee will be responsible for, among other things:

●	approving and retaining the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approval of audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our audit committee consists of Anthony Hayes, David Sarnoff and Graig Springer, with Anthony Hayes serving as chair. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Anthony Hayes qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board (formerly known as the Technology Advisory Board). The members of such board are as follows: (i) Dr. Richard Granstein, Dr. Gurjit Hershey, Dr. William Weglicki, Dr. Vincent Njar, Dr. Glenn Cruse and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Andrew Herr, Sergio Traversa and Dr. Stefanie Johns as Non-Medical Doctor members.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2019, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2019.

●	Robb Knie failed to report one transaction on time on a Form 3;

●	Anthony Hayes failed to report two transactions on time on a Form 3;

●	David Sarnoff failed to report one transaction on time on a Form 3;

●	Kenneth Rice failed to report two transactions on time on a Form 3;

●	Vadim Mats failed to report one transaction on time on a Form 3;

●	James Ahern failed to report one transaction on time on a Form 3;

●	Matthew Eitner failed to report three transactions on time on a Form 3 and two transactions on time on a Form 4;

●	Kevin Jess Poor failed to report two transactions on time on a Form 3 and two transactions on time on a Form 4; and

●	Spherix Incorporated failed to report four transactions on time on a Form 5.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2019 and 2018 to our principal executive officer and one additional officer (collectively, the “named executive officers”):

●	Robb Knie, Chief Executive Officer; and

●	Jane H. Behrmann, Vice President of Operations.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Robb Knie	2019	350,000	175,000	-	1,050,858	-	-	-	1,575,858
Chief Executive Officer and President	2018	250,000	-	58,170	-	-	-	-	308,170
Jane H. Behrmann	2019	123,780	-	-	210,172	-	-	-	333,952
Vice President of Operations	2018	52,083	-	5,000	-	-	-	-	57,083

Outstanding Equity Awards at December 31, 2019

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2019. There were no stock awards or other equity awards outstanding as of December 31, 2019.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	250,000	—	5.26	12/24/2029
Chief Executive Officer
Jane H. Behrmann	50,000	—	5.26	12/24/2029
Vice President of Operations

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2019. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2019.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats	30,000	-	147,120	-	-	-	177,120
Kenneth Rice	45,000	-	147,120	-	-	-	192,120
Anthony Hayes	30,000	-	147,120	-	-	-	177,120
David Sarnoff	30,000	-	147,120	-	-	-	177,120
Graig Springer (1)	-	-	-	-	-	-	-

(1) Graig Springer was appointed as a member of the Company’s board of directors on February 28, 2020.

Non-Employee Director Compensation Policy

Our directors will receive $30,000 cash compensation per year for their service on the board of directors, as well as reimbursement for out-of-pocket expenses with respect to such directors’ attendance at meetings of the board of directors of the Company. Committee chairs receive an additional one-time $6,000 cash compensation upon appointment for their added services in such roles. In addition, non-employee directors received options to purchase up to 35,000 shares of the Company’s common stock at an exercise price of $5.26 per share.

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

Jane Behrmann Employment Agreement

On November 12, 2019, the Company entered into an Amended and Restated Employment Agreement (the “Behrmann Employment Agreement”) with Jane Behrmann pursuant to which Ms. Behrmann will continue to serve as Vice President of Operations of the Company. The term of the Behrmann Employment Agreement will continue for a period of one year from the date of execution and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 30 days prior to the expiration of the then effective term. Pursuant to the terms of the Behrmann Employment Agreement, Ms. Behrmann’s base salary was increased to $175,000, and Ms. Behrmann shall continue be entitled to earn a bonus, subject to the sole discretion of the Company’s Board. In addition, Ms. Behrmann shall continue be eligible to receive awards pursuant to the Company’s equity incentive plans, subject to the sole discretion of the Company’s Compensation Committee. Ms. Behrmann is also entitled to participate in any and all Employee Benefit Plans (as defined in the Behrmann Employment Agreement), from time to time, that are then in effect along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

The Behrmann Employment Agreement may be terminated by either the Company or Ms. Behrmann at any time and for any reason upon 10 days prior written notice. Upon termination of the Behrmann Employment Agreement, Ms. Behrman shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which Ms. Behrmann may be entitled as of the termination date (collectively, the “Accrued Amounts”). The Behrmann Employment Agreement shall also terminate upon Ms. Behrmann’s death or the Company may terminate Ms. Behrmann’s employment upon her Disability (as defined in the Behrmann Employment Agreement). Upon the termination of Ms. Behrmann’s employment for death or Disability, Ms. Behrmann shall be entitled to receive the Accrued Amounts. The Behrmann Employment Agreement also contains covenants prohibiting Ms. Behrmann from disclosing confidential information with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of February 28, 2020 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Robb Knie	1,058,255	(3)	10.21%
Vadim Mats	72,500	(4)	*
Kenneth Rice (5)	811,944	(6)	8.00%
Anthony Hayes (7)	140,329	(8)	1.38%
David Sarnoff	49,575	(9)	*
Jane H. Behrmann	77,817	(10)	*
Graig Springer	0		0%
All Named Executive Officers and Directors as a Group (7 persons)	2,210,420		20.93%
5% or Greater Stockholders:
Spherix Incorporated (11) One Rockefeller Plaza New York, NY 10020	1,636,230		16.17%
Chelexa Biosciences, Inc. (5) P.O. Box 7122 Lowell, MA 01852	726,944		7.18%
Matthew Eitner (12) 521 Fifth Avenue, 12th Floor New York, NY 10175	785,020	(13)	7.76%
Laidlaw Holdings Ltd.	799,499	(14)	7.84%
Kevin Poor 750 Beulahs Lane Idaho Falls, ID 83401	937,500	(15)	9.10%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 1 Rockefeller Plaza, Suite 1039, New York, New York 10020 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 10,118,732 shares of common stock outstanding on February 28, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of February 28, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes an option to purchase up to 250,000 shares of the Company’s common stock.

(4)	Includes an option to purchase up to 35,000 shares of the Company’s common stock.

(5)	Kenneth Rice is the Executive Chairman of Chelexa and in such capacity has voting and dispositive power over the securities held by such entity.

(6)	Includes (i) 50,000 shares of common stock held by Kenneth Rice, (ii) 726,944 shares of common stock held by Chelexa and (ii) an option to purchase up to 35,000 shares of the Company’s common stock held by Kenneth Rice.

(7)	Pursuant to the Form 5 filed by Spherix Incorporated (“Spherix”) on February 27, 2020, the board of directors of Spherix appointed a committee of 3 members to exercise voting and dispositive power over the securities held by Spherix. Anthony Hayes, the Chief Executive Officer and a member of the board of directors of Spherix, abstained from the vote to appoint the committee and is not part of the committee and does not exercise voting and dispositive power over the securities held by such Spherix.

(8)	Includes (i) 105,301 shares of common stock and (ii) an option to purchase up to 35,000 shares of the Company’s common stock.

(9)	Excludes 10,425 shares of common stock which vest in equal installments over a 15 month period.

(10)	Includes an option to purchase up to 50,000 shares of the Company’s common stock.

(11)

Pursuant to the Form 5 filed by Spherix on February 27, 2020, the board of directors of Spherix appointed a committee of 3 members to exercise voting and dispositive power over the securities held by Spherix.

(12)	Matthew Eitner is the Chief Executive Officer of Laidlaw & Company (UK) Ltd. (“Laidlaw”). Matthew Eitner disclaims beneficial ownership of the securities owned by Laidlaw and Laidlaw Holdings Ltd.

(13)	Includes (i) 765,000 shares of common stock held by Matthew Eitner, (ii) 1,084 shares of common stock held by Matthew Eitner as UTMA custodian for Brynn E. Eitner, (iii) 2,050 shares of common stock held by Matthew Eitner as UTMA custodian for Luke S. Eitner, (iv) 2,035 shares of common stock held by Matthew Eitner as UTMA custodian for Matthew J. Eitner, (v) 11,101 shares of common stock held by Matthew D. Eitner SEP IRA and (vi) 3,750 shares of common stock underlying warrants to purchase common stock held by Matthew Eitner. Matthew Eitner is the Trustee of the Matthew D. Eitner SEP IRA and in such capacity has voting and dispositive power over the securities held by such IRA.

(14)

Includes (i) 726,272 shares of common stock held by Laidlaw, (ii) warrants to purchase 70,138 shares of common stock held by Laidlaw and (iii) warrants to purchase 3,089 shares of common stock held by Laidlaw Holdings Ltd. Laidlaw is a subsidiary of Laidlaw Holdings Ltd. Accordingly, Laidlaw Holdings Ltd. has the right to vote and dispose of the securities held by Laidlaw.

(15)	Includes (i) 750,000 shares of common stock and (ii) 187,500 shares of common stock underlying warrants to purchase common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	525,000	$5.32	299,013
Equity compensation plans not approved by security holder	-	-	-
Total	525,000		299,013

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2019 and December 31, 2018 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Laidlaw & Company (UK) Ltd.

On July 6, 2017, we entered into an engagement agreement with Laidlaw. We agreed to pay Laidlaw a fee in the amount of 10% of the gross proceeds of the private placement of our securities received from investors at the closing of such offering. During the year ended December 31, 2018, we paid Laidlaw an aggregate of $174,180 (including expenses of Laidlaw’s legal counsel) pursuant to such agreement, inclusive of a non-accountable expense reimbursement equal to 2% of the gross proceeds received from investors during such period.

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

On August 16, 2019, we consummated a private offering of units which each unit consisting of one share of our common stock and a warrant to purchase one-half share of our common stock. In connection with the offering, we paid Laidlaw a fee of $294,454.40. In addition, Laidlaw received five-year warrants to purchase 61,113 shares of our common stock at an exercise price of $5.00 per share.

Chelexa Biosciences, Inc.

On May 26, 2017, we entered into a sublicense agreement with Chelexa, as amended on August 22, 2018 and August 29, 2018. Kenneth Rice, a member of our board of directors is the Executive Chairman of Chelexa. Pursuant to the terms of the sublicense agreement, Chelexa granted us an exclusive worldwide sublicense to use the BioLexa Platform, a proprietary, patented, drug compound platform developed at the University of Cincinnati. Furthermore, pursuant to the terms of the sublicense agreement, we will pay Chelexa up to an aggregate of $3.8 million, of which $300,000 has been paid to date. Such amount consists of total milestone payments of $3.5 million in addition to payments by us of certain licensing fees and all development and commercialization expenses. In addition, we will also be required to pay sales-based royalties at percentages which range from mid to high single digits, with high sales volumes being subject to lower royalty rates. We also issued Chelexa 250,000 shares of our common stock, as well as an additional 476,943 shares of our common stock which was 10% of our fully-diluted equity at May 26, 2017, as adjusted, until such time that we had raised a minimum of $3,000,000. As of the date hereof, we have issued Chelexa an aggregate of 476,943 additional shares of common stock pursuant to the Preemptive Right. We have raised more than $3,000,000 and therefore the Preemptive Right has been terminated. The sublicense agreement shall terminate on the later of April 16, 2034 or the last to expire patent in the Patent Rights (as defined in the sublicense agreement) (the “Sublicense Term”). We have the right of first refusal, in our sole discretion, to renew the Sublicense Term. We may terminate the sublicense agreement at any time upon twelve months prior notice. In the event we are in default of any of our material obligations under the sublicense agreement, Chelexa may, at its option upon 90 days prior written notice, terminate the sublicense agreement if we do not cure such default prior to the expiration of such 90 day period. In addition, at any time after May 26, 2018, Chelexa may, at its sole discretion, terminate or render the license non-exclusive if, in Chelexa’s judgment the Progress Reports (as defined in the sublicense agreement) furnished by us does not demonstrate that we used our best commercial efforts to develop and seek regulatory approval for the BioLexa Platform in the Territory (as defined in the sublicense agreement) and in the Field (as defined in the sublicense agreement) and /or is engaged in manufacturing, marketing or sublicensing activity which is reasonably expected to keep the BioLexa Platform reasonably available to the public. The sublicense agreement will automatically terminate upon the expiration of the UC License (as defined in the sublicense agreement).

Spherix

In connection with the sale of 1,700,000 the shares of common stock, on June 30, 2017, we entered into a registration rights agreement (“Spherix RRA”) with Spherix Incorporated (“Spherix”), a company in which Anthony Hayes, a member of our board of directors, is the Chief Executive Officer and member of the board of directors, pursuant to which we agreed, among other things, to file with the SEC a registration statement on Form S-1 under the Securities Act that covers the resale of 1,700,000 shares of common stock issued to Spherix pursuant to a securities purchase agreement between us and Spherix and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (the “Spherix Registrable Securities”). Pursuant to the Spherix RRA, we are obligated to use our best efforts to have the registration statement declared effective by the SEC as soon as practicable after it is filed with the SEC, but in no event later than the applicable Effectiveness Date. “Effectiveness Date” means with respect to the initial registration statement required to be filed pursuant to the Spherix RRA, the 18 month anniversary of the closing date of the transactions contemplated by the securities purchase agreement and, with respect to any additional registration statements which may be required pursuant to the Spherix RRA, the earliest practical date on which we are permitted to go effective on such additional registration statement; provided, however, that, in the event we are notified by the SEC that one or more of the above registration statements will not be reviewed or is no longer subject to further review and comments, the Effectiveness Date as to such registration statement shall be the fifth trading day following the date on which we are so notified if such date precedes the dates otherwise required above. In addition, pursuant to the terms of the Spherix RRA, without the consent of Spherix, neither we nor any of our security holders may include our securities in any registration statements other than the Spherix Registrable Securities. Furthermore, subject to certain exemptions, if at any time during the Effectiveness Period there is not an effective registration statement covering all of the Spherix Registrable Securities and we shall determine to prepare and file with the SEC a registration statement relating to an offering for our own account or the account of others under the Securities Act of any of our equity securities, then we shall deliver to Spherix a written notice of such determination and, if within 15 days after the date of the delivery of such notice, Spherix notifies us in writing, we must include in such registration statement all or any part of such Spherix Registrable Securities requested to be registered by Spherix.

In addition, we entered into a lock-up leak-out agreement with Spherix pursuant to which Spherix and its affiliates have agreed to not take certain actions, including exercising their registration rights, until the 36 month anniversary of the IPO.

Pursuant to such agreement and the Spherix RRA, we have registered 70,000 of the Spherix Registrable Securities for resale on a registration statement on Form S-1. In addition, we registered 100,000 of the Spherix Registrable Securities for distribution to Spherix’s stockholders on a registration statement on Form S-1.

Alderaan Group, LLC

On January 1, 2019, we entered into a Project Management Agreement with Alderaan Group, LLC (“Alderaan”), a company in which Kenneth Rice, a member of our board of directors, is the Chief Executive Officer. Pursuant to the terms of the Project Management Agreement, Alderaan provides us with certain services including assistance with certain clinical trials of BioLexa, non-clinical work, material production and stability studies, expansion efforts with respect to intellectual property and providing support with respect to our acquisition efforts. During the year ended December 31, 2019, we paid Alderaan an aggregate of $145,000 pursuant to such agreement.

Related Person Transaction Policy

We have adopted a formal policy regarding approval of transactions with related parties. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of our total assets at the end of our last completed fiscal year. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

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

Director Independence

Our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under NASDAQ Listing Rule 5605(a)(2). The Board considers Anthony Hayes, Vadim Mats, David Sarnoff and Graig Springer to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2019	2018

Audit Fees	152,011	71,400
Audit Related Fees	-	-
Tax Fees	6,232	1,525
All Other Fees	-	-
Total	158,243	72,925

Audit Fees:   Audit Fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements.

Audit-Related Fees:   Audit Related Fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

Tax Fees:   Tax Fees consist of fees for professional services, including tax compliance performed by WithumSmith+Brown, PC.

All Other Fees:   There were no such fees incurred by the Company in the fiscal years ended December 31, 2019 and 2018.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2019 and 2018 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

10.1+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Robb Knie (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2019)

10.2#	Sublicense Agreement with Chelexa Biosciences, Inc. dated May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Form S-1/A filed on December 14, 2018)

10.3#	License Agreement with the University of Cincinnati dated May 18, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1/A filed on December 14, 2018)

10.4	Office Service Agreement with Regus dated June 26, 2017 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A filed on December 14, 2018)

10.5	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.6	Form of Unit Purchase Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A filed on December 14, 2018)

10.7	Form of Investor Rights Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on December 14, 2018)

10.8+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on December 14, 2018)

10.9*	Renewal Agreement with Regus dated May 2, 2019

10.10	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on December 14, 2018)

10.11	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.12	Amendment No. 1 to Sublicense Agreement with Chelexa Biosciences, Inc. dated August 22, 2018 (Incorporated by reference to Exhibit 10.15 to the Company’s Form S-1 filed on October 10, 2018)

10.13	Amendment No. 2 to Sublicense Agreement with Chelexa Biosciences, Inc. dated August 29, 2018 (Incorporated by reference to Exhibit 10.16 to the Company’s Form S-1 filed on October 10, 2018)

10.14+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2019)

10.16	Form of Unit Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 21, 2019)

10.17	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.18	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.19	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.20##	Exclusive Sublicense Agreement between the Company and Zylö Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 23, 2019)

10.21+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Jane H. Behrmann (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 12, 2019)

10.22*	License Agreement with North Carolina State University dated November 20, 2019

21.1*	Subsidiaries of the registrant

23.1*	Consent of WithumSmith+Brown, PC

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC.

##	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March, 2020.

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

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 2, 2020
Robb Knie	(Principle Executive Officer)

/s/ David Briones	Chief Financial Officer	March 2, 2020
David Briones	(Principal Financial and Accounting Officer)

/s/ Vadim Mats	Director	March 2, 2020
Vadim Mats

/s/ Kenneth Rice	Director	March 2, 2020
Kenneth Rice

/s/ Anthony Hayes	Director	March 2, 2020
Anthony Hayes

/s/ David B. Sarnoff	Director	March 2, 2020
David B. Sarnoff

/s/ Graig Springer	Director	March 2, 2020
Graig Springer