Form 10-Q
period 2020-03-31
Hoth Therapeutics, Inc.
filed 2020-05-13
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 13, 2020 was 11,595,273.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of the current Coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$4,349,421	$1,690,866
Marketable securities	490,992	803,664
Prepaid expenses	56,546	110,072
Deferred offering cost	-	30,484
Total current assets	4,896,959	2,635,086

Property and equipment, net	738	1,043
Investment in joint venture	250,000	-
Restricted cash	200,000	200,000
Total assets	$5,347,697	$2,836,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$515,412	$403,885
Accrued expenses	7,900	36,236
Total current liabilities	523,312	440,121

Total liabilities	523,312	440,121

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 and 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 11,593,701 and 10,119,844 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,159	1,012
Additional paid-in-capital	18,865,444	14,610,638
Accumulated deficit	(14,042,218)	(12,215,642)
Total stockholders’ equity	4,824,385	2,396,008
Total liabilities and stockholders’ equity	$5,347,697	$2,836,129

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs and expenses
Research and development	$647,228	$134,750
Research and development - licenses acquired (including stock-based compensation)	39,832	10,000
Compensation and related expenses (including stock-based compensation)	165,697	321,449
Professional fees (including stock-based compensation)	806,034	293,515
Rent	8,417	7,029
Other expenses	149,242	62,622
Total operating expenses	1,816,450	829,365
Loss from operations	(1,816,450)	(829,365)

Other expenses
Other expense, net	(10,126)	-
Total other expenses	(10,126)	-

Net loss	$(1,826,576)	$(829,365)

Weighted average number of common shares outstanding, basic and diluted	10,251,068	7,007,178

Net loss per share, basic and diluted	$(0.18)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2020

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	4,193,756
Cancellation of common stock	(15,000)	(2)	2	-	-
Warrant exercise	37,500	4	37,496	-	37,500
Stock-based compensation	2,082	-	23,697	-	23,697
Net loss	-	-	-	(1,826,576)	(1,826,576)
Balance at March 31, 2020	11,593,701	$1,159	$18,865,444	$(14,042,218)	$4,824,385

For the Three Months Ended March 31, 2019

	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of Preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance common stock in the IPO, net of offering cost	-	-	1,250,000	126	5,840,042	-	5,840,168
Stock-based compensation	-	-	2,084	-	202,709	-	202,709
Net loss	-	-	-	-	-	(829,365)	(829,365)
Balance at March 31, 2019	-	$-	9,425,964	$943	$10,707,905	$(5,340,371)	$5,368,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,826,576)	$(829,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	305	302
Research and development-acquired license, expensed	39,832	10,000
Stock-based compensation	23,697	202,709
Realized gain on marketable securities	(4,892)	-
Unrealized loss on marketable securities	17,564	-
Changes in assets and liabilities:
Prepaid expenses	53,526	(75,914)
Accounts payable	113,675	(71,687)
Net cash used in operating activities	(1,582,869)	(763,955)

Cash flows from investing activities
Purchase of investments	(250,000)	-
Purchase of research and development licenses	(39,832)	(10,000)
Sale of marketable securities	300,000	-
Net cash provided by (used in) investing activities	10,168	(10,000)

Cash flows from financing activities
Proceeds from issuance of common stock in the IPO, net of offering cost	-	5,857,500
Proceeds from issuance common stock and warrants, net of offering cost	4,193,756	-
Proceeds from exercise of warrants	37,500	-
Net cash provided by financing activities	4,231,256	5,857,500

Net increase (decrease) in cash	2,658,555	5,083,545
Cash and restricted cash, beginning of period	1,890,866	282,621

Cash and restricted cash, end of period	$4,549,421	$5,366,166

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$-	$310
Offering cost included in accrued expenses	$-	$17,332
Cancellation and retirement of common stock	$2	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

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

During the year ended December 31, 2019, the Company also entered into agreements with the George Washington University, the University of Maryland Baltimore and Isoprene Pharmaceuticals, Inc., North Carolina State University, the University of Cincinnati and Zylö Therapeutics, Inc. which agreements are further described in Note 3 of these condensed consolidated financial statements.

Liquidity and capital resources

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the Company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the condensed consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company has funded its operations from proceeds from the sale of equity and debt securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to its existing stockholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

Note 2-Significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 2, 2020.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to the stock-based compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 2, 2020.

Restricted Cash

The following is a summary of the Company’s cash and restricted cash total as presented in the condensed statements of cash flows for the three months ended March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Cash	$4,349,421	$5,166,166
Restricted cash	200,000	200,000
Total cash and restricted cash	$4,549,421	$5,366,166

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

	As of March 31,
Potentially dilutive securities	2020	2019
Warrants	1,090,644	1,041,367
Options	525,000	-
Non-vested restricted stock units	11,118	19,448
Total	1,626,762	1,060,815

Investment in joint venture

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint venture is further described in Note of 6 these financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
The George Washington University	$32,332	$-
University of Maryland and Isoprene Pharmaceuticals, Inc.	-	10,000
University of Cincinnati	7,500	-
	$39,832	$10,000

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 28, 2019 (the “Effective Date”), the Company and GWU entered into a research option agreement (the “Research Option Agreement”) pursuant to which GWU granted the Company an option (the “Option”) until April 30, 2020 to acquire an exclusive license to certain products made or used by the Company (the “GWU Licensed Product”) that involve certain patents owned by GWU (the “Licensed Patents”). On February 1, 2020, the Company exercised the Option and entered into a patent license agreement with GWU. On the Effective Date, the Company paid GWU $2,500, and on February 27, 2020, the Company paid GWU $10,000 as a license initiation fee. Until the first commercial sale of the GWU Licensed Product, the Company shall pay (i) $75,000 per year for the development and commercialization of the GWU Licensed Product, (ii) $2,000 for license maintenance fees on the first anniversary of the Effective Date and (iii) $5,000 for license maintenance fees commencing on the second anniversary of the Effective Date and thereafter. Furthermore, the Company shall be required to pay GWU a sublicense fee equal to a certain percentage of the sum of payments plus the fair market value of all other consideration of any kind received by the Company from sublicensees during each quarter as follows: a 40% sublicense fee until the first anniversary of the Effective Date, a 30% sublicense fee until the third anniversary of the Effective Date and a 20% sublicense fee after the third anniversary of the Effective Date; provided, however, such sublicense fee shall exclude certain fees paid to the Company such as certain royalties, equity investments, loan proceeds and sponsored research funding. The Company shall also pay GWU milestone payments of up to an aggregate of $90,000 and sales-based royalties at a low single digit percentage, subject to certain minimum royalty requirements. In addition, during each Option Exercise Period and Renewal Period (as defined in the Research Option Agreement) the Company shall pay GWU, on a quarterly basis, for all costs and expenses related to the GWU Licensed Patents (the “Patent Costs”).

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

North Carolina State University

On November 20, 2019 (the “NCSU Effective Date”), the Company entered into a license agreement with North Carolina State University (“NCSU”) pursuant to which NCSU granted the Company an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to NCSU’s exon skipping approach for treating allergic diseases. The term of the license agreement shall commence on the NCSU Effective Date and shall continue until the date of the expiration of the last to expire patent right granted pursuant to the license agreement unless terminated earlier pursuant to the terms of the agreement. Pursuant to the terms of the license agreement, the Company paid NCSU a one-time license fee $25,000 and is also required to pay (i) sales-based royalties at a low single digit percentage, (ii) minimum royalties ranging from $0 to $50,000 and (iii) milestone payments of up to $585,000.

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

Pursuant to the terms of the exclusive license agreement, the Company paid the University of Cincinnati a one-time initial fee of $5,000 and has agreed to pay the University of Cincinnati an annual license fee of $5,000 initially due and payable within 30 days of the one year anniversary of the exclusive license agreement and every year thereafter. In addition, the Company agreed to pay the University of Cincinnati a yearly annual license maintenance fee of $2,500 and a yearly minimum annual royalty of $5,000 and milestone payments of up to $120,000. The exclusive license agreement will continue until the later of (i) the date upon which a valid claim pursuant to the terms of the exclusive license agreement expires or (ii) 10 years after the first commercial sale or unless earlier terminated pursuant to the terms of the exclusive license agreement.

During the three months ended March 31, 2020, the Company paid the annual license maintenance fee of $2,500 and the annual royalty fee of $5,000.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Zylö Therapeutics Inc.

On August 19, 2019 (the “Zylö Effective Date”), the Company entered into an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted to the Company an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all uses within the Field. “Field” means all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement). The term of the Sublicense Agreement shall commence on the Zylö Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) expiration of the last to expire Valid Claim (as defined in the Sublicense Agreement) of the Licensed Patent Rights that would be infringed by the composition, use or sale of such Licensed Product in such country. Pursuant to the terms of the Sublicense Agreement, the Company and Zylö shall establish a joint development committee to plan, review, coordinate and oversee the Company’s development activities with respect to the Licensed Products in the Field. Pursuant to the Sublicense Agreement, the Company paid Zylö (i) an upfront license fee of $50,000; (ii) sales-based royalties at percentages which range from high single digits to low double digits, with low sales volumes being subject to lower royalty rates; and total milestone payments of up to $13.5 million. In addition, in connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 30,000 shares of Zylö’s Class B common stock for $60,000.

Note 4-Related Party

A director of the Company, is also the Executive Chairman of Chelexa. During the three months ended March 31, 2020, that director received $7,500 in cash compensation for services provided as a member of the Company’s board of directors (the “Board” or “Board of Directors”).

A director of the Company, is also the Chief Executive Officer, Principal Accounting and Financial Officer and a member of the board of directors of AIkido Pharma Inc. (formerly known as Spherix Incorporated). During the three months ended March 31, 2020, that director received $7,500 in cash compensation for services provided as a board member of the Company. On April 15, 2020, this director resigned as a member of the Company’s Board of Directors and its committees.

Note 5-Fair Value of Financial Assets

FASB ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The Company’s financial instruments include cash, marketable securities, restricted cash and accounts payable. The fair value of these financial instruments approximates their carrying value due to the short-term nature. With respect to the Company’s investment in a joint venture, the fair value of this investment approximates its carrying value due to the minimal transaction activity within this joint venture.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2020 and December 31, 2019:

	Fair value measured at March 31, 2020
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$490,992	$490,992	$-	$-

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$803,664	$803,664	$-	$-

Fair Value Measurements on a Non-Recurring Basis

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include the investment in joint venture accounted for using the equity method. When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in the condensed consolidated statements of operations. In such cases, the Company measures the fair value of these assets using the techniques discussed above under the Level 3 category.

Note 6-Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19  based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement  pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and shall have the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option shall expire 30 days after the Initial Closing Date. As such, the Company will account for this investment under the equity method. There was no activity in HaloVax from March 23, 2020 to March 31, 2020.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7-Stockholders’ Equity

Common Stock

On January 17, 2020, pursuant to the termination and general release agreement between the Company and FON Consulting LLC, 15,000 of the shares originally issued to FON Consulting LLC were cancelled.

On February 5, 2020, the Company issued 12,500 shares of common stock upon exercise of warrants issued to an investor on January 19, 2018, which resulted in gross proceeds of $12,500.

On March 6, 2020, the Company issued 25,000 shares of common stock upon exercise of the warrants issued to an investor on December 13, 2017, which resulted in gross proceeds of $25,000.

During the three months ended March 31, 2020, the Company issued an aggregate of 2,082 shares of the Company’s common stock to a member of the Company’s Board for services rendered.

Private Placement of Securities

On March 24, 2020 (the “UA Effective Date”), the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the representative of the underwriters, relating to a best efforts underwritten public offering of 1,449,275 shares (the “Shares”) of the Company’s common stock at a public offering price of $3.45 per Share. The Company received net proceeds of approximately $4.2 million, after deducting the underwriting discount and offering expenses.

In connection with the offering, the Company issued Laidlaw warrants to purchase up to 72,464 shares of the Company’s common stock, representing 5% of the aggregate number of Shares sold in the offering (the “Warrants” and together with the shares of Common Stock issuable upon exercise of the Warrants, the “Laidlaw Securities”). The Warrants will be exercisable for a period of five years from the UA Effective Date at a price per share equal to $4.14 (120% of the public offering price per Share) and are exercisable on a “cashless” basis. The Company has reimbursed Laidlaw for certain of its out-of-pocket expenses incurred in connection with the offering.

Restricted Stock Awards

A summary of the Company’s restricted stock grants under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) during the three months ended March 31, 2020 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2019	13,200	$0.25
Vested	(2,082)	0.25
Nonvested at March 31, 2020	11,118	$0.25

As of March 31, 2020, the Company had approximately $3,000 of unrecognized stock-based compensation expense which was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 0.6 years at March 31, 2020.

Stock Options

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	525,000	$5.32	$457,250	9.4
Outstanding as of March 31, 2020	525,000	$5.32	$-	9.2
Options vested and exercisable	525,000	$5.32	$-	9.2

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

Pursuant to the Patent License Agreement between the Company and GWU dated February 1, 2020, on February 27, 2020 (the “Date of Issuance”), the Company issued GWU warrants to purchase up to 22,988 shares of the Company’s common stock at an exercise price of $4.35 per share. The warrants vest as follows: 20% upon the Date of Issuance and the balance, or 80% of the warrants shall vest in four equal annual installments of 20% on each anniversary of the Date of Issuance.

A summary of warrant activity for the three months ended March 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2
Issued	95,452	4.19	-	6.7
Exercised	(37,500)	1.00	-	-
Outstanding as of March 31, 2020	1,090,644	$3.09	$1,478,812	4.2
Warrants exercisable as of March 31, 2020	1,072,254	$3.06	$1,478,812	4.1

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Employee stock option awards	$-	$199,181
Employee restricted stock awards	1,365	3,528
Non-employee stock warrant awards	22,332	-
	$23,697	$202,709

Employee related stock-based compensation is recognized as “compensation and related expenses”, non-employee related stock-based compensation is recognized as “professional fees” or “research and development - licenses acquired” in the condensed statements of operations.

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $2,000 a month. Rent expense for the three months ended March 31, 2020 and 2019 was approximately $8,000 and $7,000, respectively.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9- Risk and Uncertainties

The outbreak of the novel Coronavirus (COVID-19) has evolved into a global pandemic. The Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus and the actions to contain the Coronavirus or treat its impact, among others.

As a result of the continuing spread of the Coronavirus, certain aspects of the Company’s business operations have been delayed, and the Company may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of the Company’s partners have been affected, resulting in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials will resume at this time.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the Coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and the Company may be unable to conduct its clinical trials. Further, if the spread of the Coronavirus pandemic continues and our operations are adversely impacted, the Company risks a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, the Company’s clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of the Company’s clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company’s product candidates.

The Company currently utilizes third parties to, among other things, manufacture raw materials. If any third-party party in the supply chain for materials used in the production of the Company’s product candidates are adversely impacted by restrictions resulting from the Coronavirus outbreak, the Company’s supply chain may be disrupted, limiting the Company’s ability to manufacture its product candidates for its clinical trials and research and development operations.

The spread of the Coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on the Company’s business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the Coronavirus could materially and adversely affect the Company’s business and the value of its common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, its research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s operations, and the Company will continue to monitor the situation closely.

Note 10-Subsequent events

On April 15, 2020, the Company issued each of two directors 3,333 shares of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan which shares vest in 36 equal monthly installments with the first installment vesting on the date of grant.

On May 4, 2020, pursuant to the terms of the Sublicense Agreement with Zylö, the Company purchased 30,000 shares of Zylö’s Class B common stock for $60,000.

On May 13, 2020, the Compensation Committee of the Company approved a bonus in the amount of $175,000 to Robb Knie, the Company’s Chief Executive Officer for, among other things, (i) the licensure to the Company of additional intellectual property rights including, but not limited to, (A) NCSU’s exon skipping approach for treating allegoric diseases and (B) GWU’s patent rights with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer, (ii) the execution of the Development and Royalty Agreement and (iii) the Company’s underwritten public offering in March 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company incorporated in May 2017 focused on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne.

Our primary asset is a sublicense agreement with Chelexa Biosciences, Inc. (“Chelexa”) which we entered into on May 26, 2017, as amended on August 22, 2018 and August 29, 2018, pursuant to which Chelexa has granted us an exclusive sublicense to make, use, have made, import, offer for sale, and sell products based upon or involving the use of (i) topical compositions comprising a zinc chelator and gentamicin and (ii) zinc chelators to inhibit biofilm formation (the “BioLexa Platform” or “BioLexa”), which rights were originally granted to Chelexa pursuant to an exclusive license agreement with the University of Cincinnati. The license enables us to develop the platform for any indications in humans. Our initial focus will be on the treatment of eczema through the application of a topical cream. Although our initial focus will be on the treatment of eczema, we intend to develop a second topical cream which, upon application, is intended to reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing aesthetic dermatology procedures. In addition, we conducted an initial pilot study on the efficacy of BioLexa to accelerate diabetic wound healing and intend to conduct additional studies with respect to the regenerative effects of the BioLexa Platform in the context of chronic diabetic ulcers, with and without substantial bacterial burden. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. It is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

The BioLexa Platform has achieved positive results in its initial pre-clinical studies conducted at the University of Miami. BioLexa’s formulation is a new topical dosage form “repurposing” the antibiotic, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon all of the publicly available safety and toxicology data with respect to gentamicin and zinc chelator in our FDA submissions. We will be required to conduct a Phase 2 study to show the safety of the combination in humans and after such Phase 2 study will be required to proceed to Phase 3 pivotal clinical trials. We believe that this path will dramatically reduce the required clinical development effort, costs and risks as compared to what would be required of us if we were required to conduct pre-clinical safety, toxicology and animal studies together with Phase 1 human safety trials required for new chemical entities which are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, that the clinical development process may be five to six years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an NDA to the FDA. In September 2018, we attended the first of a planned series of meetings with the FDA to review the requirements for submission and activation of an investigational new drug application (“IND”) with respect to the BioLexa Platform for use in eczema. In preparation for such pre-IND meeting, we prepared and presented to the FDA our proposed Phase 2 clinical trial plan for the treatment of eczema in patients over the age of one year old. As part of our pre-IND meeting, the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. We are currently investigating multiple potential venues for conducting such trial both in and outside of the U.S. We have engaged Camargo Pharmaceutical Services, LLC (“Camargo”) to assist us with the FDA process required for Section 505(b)(2) applications and with the evaluation of potential clinical trial venues for the proof of concept study should we determine to undertake such study. Specifically, Camargo has provided and will continue to provide advice and guidance relative to the IND preparation phase for the BioLexa Platform. Camargo will assist us with the refinement of our non-clinical, clinical, clinical pharmacology and biopharmaceutics strategy incorporating the preliminary feedback we received from the FDA during our pre-IND meeting.

We believe that the key elements for our market success with respect to BioLexa include:

●	the proprietary formulation of two FDA-approved drugs to treat bacterial proliferation reduces development time and costs by giving us the ability to rely on safety and efficacy data from the two approved drugs;

●	our proprietary formulation is not a topical corticosteroid, and may not be subject to the same FDA black box warning issues as most commonly prescribed treatments currently in use; and

●	a recent peer-reviewed publication titled “Staphylococcal Bacteria May Cause Eczema, Study Reveals”, published by Dr. Herbert B. Allen, highlights that staph-induced biofilms are the root cause of flare-ups in eczema. Our BioLexa product candidate has been demonstrated to prevent the formation of these biofilms with the promise of delaying or completely arresting flare-ups, rather than merely treating symptoms of a flare-up already underway.

In addition to our sublicense agreement with Chelexa, we entered into the following agreements:

●	an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by us from the University of Cincinnati may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop AD, such as eczema. We intend to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

●	an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted us an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement).

●	a license agreement with North Carolina State University (“NCSU”) pursuant to which NCSU granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to NCSU’s exon skipping approach for treating allergic diseases.

●	a patent license agreement with The George Washington University (“GWU”) pursuant to which GWU granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer.

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

Recent Developments

The outbreak of the novel Coronavirus (COVID-19) has evolved into a global pandemic, and the Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus and the actions to contain the Coronavirus or treat its impact, among others.

As a result of the continuing spread of the Coronavirus, certain aspects of our business operations have been delayed, and we may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of our partners have been affected, resulting in delays to our clinical trials, and we can provide no assurance as to when such trials will resume at this time.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Operating Costs and Expenses

Research and Development Expenses

For the three months ended March 31, 2020, research and development expenses were approximately $0.7 million, of which approximately $40,000 was related to license acquired and approximately $0.6 million was related to other research and development expenses.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the three months ended March 31, 2020, General and Administrative Expenses were approximately $1.1 million, which primarily consisted of approximately $0.2 million related to payroll expenses and stock-based compensation, approximately $0.8 million for professional fees and approximately $0.2 million for other expenses.

For the three months ended March 31, 2019, General and Administrative Expenses were approximately $0.7 million, which primarily consisted of approximately $0.3 million related to payroll expenses and stock-based compensation, and approximately $0.3 million for professional fees.

We anticipate that our General and Administrative Expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our research and development activities;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with the regulatory requirements.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had cash of approximately $4.3 million, marketable securities of approximately $0.5 million, working capital of approximately $4.4 million and an accumulated deficit of approximately $14.0 million.

Cash Flows from Operating Activities

For the three months ended March 31, 2020, net cash used in operations was approximately $1.6 million, which primarily resulted from a net loss of approximately $1.8 million, partially offset by changes in operating assets and liabilities of approximately $0.2 million.

For the three months ended March 31, 2019, net cash used in operations was $0.8 million, which primarily resulted from a net loss of approximately $0.8 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was approximately $10,000, which was related to the sale of marketable securities of $300,000, partially offset by the purchase of research and development licenses of approximately $40,000 and the purchase of investment of $250,000.

For the three months ended March 31, 2019, net cash used in investing activities was $10,000, which was related to the purchase of research and development licenses.

Cash Flows from Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was approximately $4.2 million. The cash provided by financing activities primarily resulted from approximately $4.2 million in net proceeds from the issuance of common stock and warrants.

For the three months ended March 31, 2019, net cash provided by financing activities was $5.9 million, including $0.2 million restricted cash, from the net proceeds in our initial public offering (“IPO”). The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations we have pursuant to our Qualified Independent Underwriter Engagement Agreement.

On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

In addition, we have licensed a genetic marker for food allergies, products and technology for therapeutic uses related to lupus in human beings, patents related to an exon skipping approach for treating allergic diseases and patents related to aprepitant which is used to treat side effects from drugs used for the treatment of cancer.  Furthermore, we formed a joint venture entity, HaloVax, LLC (“HaloVax”), with Voltron Therapeutics, Inc. (“Voltron”) to commence preclinical studies for the development of vaccine prospects for Coronavirus (COVID-19) based upon VaxCelerate, a self-assembling vaccine platform exclusively licensed by Voltron from the Vaccine and Immunotherapy Center at The General Hospital Corporation (d/b/a Massachusetts General Hospital) (“Mass Gen”). We do not generate revenues from any drug products. We may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory authorities for any indication. We note that most drug candidates never reach the clinical stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

Risks Relating to Our Intellectual Property Rights

We rely on licenses granted to us by Chelexa, the University of Cincinnati, Zylö, NCSU, GWU and Voltron (collectively, the “Licensors”), and if such licensors do not adequately defend such licenses, our business may be harmed.

Our primary asset is a sublicense agreement with Chelexa pursuant to which Chelexa has granted us an exclusive sublicense to use its BioLexa Platform, a proprietary, patented, drug compound platform developed at the University of Cincinnati. The license enables us to develop the platform for any indications in humans. In addition, we entered into (i) an exclusive license agreement with the University of Cincinnati with respect to a patented, novel genetic marker for food allergies; (ii) the Sublicense Agreement with Zylö in connection with the development of a treatment for patients suffering from CLE including patents with respect thereto developed by Albert Einstein College of Medicine; (iii) a license agreement with NCSU with respect to NCSU’s exon skipping approach for treating allergic diseases; (iv) a license agreement with GWU with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer; and (v) a Royalty and Development Agreement (the “Voltron Agreement”) with Voltron with respect to the formation of HaloVax, a joint venture entity formed to commence preclinical studies for the development of vaccine prospects for Coronavirus (COVID-19). We rely on the Licensors to protect the intellectual property, including the patents, covered by our licenses. We have limited control over the activities of the Licensors or over any other intellectual property that may be related to the BioLexa Platform, the genetic marker, CLE, exon skipping approach for treating allergic diseases, aprepitant or Coronavirus (COVID-19). For example, we cannot be certain that activities by the Licensors have been or will be conducted in compliance with applicable laws and regulations. We may have no control or input over whether, and in what manner, the Licensors may enforce or defend the patents against a third-party. The Licensors may enforce or defend the patent less vigorously than if we had enforced or defended the patents ourselves. Further, the Licensors may not necessarily seek enforcement in scenarios in which we would feel that enforcement was in our best interests. For example, the Licensors may not enforce the patents against a competitor of ours who is not a direct competitor of the Licensors, applicable. If our in-licensed intellectual property is found to be invalid or unenforceable, then the Licensors may not be able to enforce the patents against a competitor of ours. If we fail to meet our obligations under the sublicense agreement with Chelexa or Chelexa fails to meet its obligations under its license agreement with the University of Cincinnati, then the University of Cincinnati may terminate the license agreement with Chelexa thereby terminating our sublicense agreement with Chelexa, and we will be unable to conduct our business. Similarly, if we fail to meet our obligations under the sublicense agreement with Zylö or Zylö fails to meet its obligations under its license agreement with Albert Einstein College of Medicine, then Albert Einstein College of Medicine may terminate the license agreement with Zylö thereby terminating our sublicense agreement with Zylö, and we will be unable to conduct our business with respect to the development of treatment for patients suffering from CLE. Moreover, if we fail to meet our obligations under the Voltron Agreement with Voltron or Voltron fails to meet its obligations under its license agreement with Mass Gen thereby terminating the Voltron Agreement, we will be unable to conduct our business with respect to the development of a treatment relating to Coronavirus (COVID-19). In addition, if we fail to meet our obligations under the license agreement with the University of Cincinnati, NCSU or GWU then the University of Cincinnati, NCSU or GWU, as applicable, may terminate our license agreement, and we will be unable to continue to use their products in our business. Although we may choose to terminate our license agreements, doing so would allow a third party to seek and obtain an exclusive license to the BioLexa Platform, the genetic marker and the patents relating to CLE NCSU’s exon skipping approach for treating allergic diseases, aprepitant and Coronavirus (COVID-19). If a third party obtains an exclusive license to intellectual property with respect to the foregoing products and technologies formerly licensed to us, then the third party may seek to enforce the intellectual property against us which may have a material adverse effect on our business.

We are dependent upon our sublicense agreement with Chelexa with respect to the BioLexa Platform, Zylö with respect the development of a treatment for patients suffering from CLE and Voltron with respect to the development of a treatment for Coronavirus (COVID-19); however, we have no control over the license agreement between Chelexa and the University of Cincinnati, the license agreement between Zylö and Albert Einstein College of Medicine and the license agreement between Voltron and Mass Gen.

Our agreements with Chelexa, Zylö and Voltron are subject to many risks and uncertainties. Although we are dependent upon our sublicense agreement with Chelexa with respect to the BioLexa Platform, Zylö with respect the development of a treatment for patients suffering from CLE, and Voltron with respect the development of a treatment for Coronavirus (COVID-19), we have no control over the license agreement between Chelexa and the University of Cincinnati pursuant to which the University of Cincinnati licensed the BioLexa Platform to Chelexa, the license agreement between Zylö and Albert Einstein College of Medicine pursuant to which Albert Einstein College of Medicine licensed certain patent rights relating to CLE to Zylö or Voltron and Mass Gen pursuant to which Mass Gen licensed certain patent rights relating to VaxCelerate, a self-assembling vaccine platform, to Voltron. In the event that Chelexa is unable to fulfill its obligations to the University of Cincinnati pursuant to the terms of its license agreement, the University of Cincinnati may terminate the license thereby voiding our sublicense. Similarly, in the event that Zylö is unable to fulfill its obligations to Albert Einstein College of Medicine pursuant to the terms of its license agreement, Albert Einstein College of Medicine may terminate the license thereby voiding our sublicense. Furthermore, in the event that Voltron is unable to fulfill its obligations to Mass Gen pursuant to the terms of its license agreement, Mass Gen may terminate the license thereby voiding the Voltron Agreement. In the event that either the license agreement between Chelexa and the University of Cincinnati, the license agreement between Zylö and Albert Einstein College of Medicine or the license between Voltron and Mess Gen is terminated, there may be a material adverse effect upon our business.

Risks Related to the Company

Our business may be adversely affected by the ongoing Coronavirus pandemic.

The outbreak of the novel Coronavirus (COVID-19) has evolved into a global pandemic. The Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus and the actions to contain the Coronavirus or treat its impact, among others.

As a result of the continuing spread of the Coronavirus, certain aspects of our business operations have been delayed, we may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of our partners have been affected, resulting in delays to our clinical trials, and we can provide no assurance as to when such trials will resume at this time.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the Coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the Coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If any third-party party in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the Coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

The spread of the Coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the Coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 5, 2020, the Company issued 12,500 shares of common stock upon exercise of warrants issued to an investor on January 19, 2018, which resulted in gross proceeds of $12,500.

On March 6, 2020, the Company issued 25,000 shares of common stock upon exercise of the warrants issued to an investor on December 14, 2017, which resulted in gross proceeds of $25,000.

During the three months ended March 31, 2020, the Company issued an aggregate of 2,082 shares of the Company’s common stock to a member of the Company’s Board for services rendered.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 13, 2020,  the Compensation Committee of the Company approved a bonus in the amount of $175,000 to Robb Knie, the Company’s Chief Executive Officer for, among other things, (i) the licensure to the Company of additional intellectual property rights including, but not limited to, (A) NCSU’s exon skipping approach for treating allegoric diseases and (B) GWU’s patent rights with respect to aprepitant as used in treating side effects from drugs used for the treatment of cancer, (ii) the execution of the Voltron Agreement and (iii) the Company’s underwritten public offering in March 2020.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Warrant (Incorporated by reference to Exhibit 41 to the Company’s Form 8-K filed on March 25, 2020)

10.1	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.2	Membership Interest Purchase Agreement by and between the Company and HaloVax, LLC dated March 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 23, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 13, 2020	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)