Form 10-Q
period 2020-06-30
Hoth Therapeutics, Inc.
filed 2020-08-13
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 11, 2020 was 13,434,839.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$4,947,417	$1,690,866
Marketable securities, at fair value	2,011,529	803,664
Prepaid expenses	56,737	110,072
Deferred offering cost	-	30,484
Total current assets	7,015,683	2,635,086

Property and equipment, net	433	1,043
Investment in joint venture	410,000	-
Restricted cash	-	200,000
Total assets	$7,426,116	$2,836,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$180,093	$403,885
Accrued expenses	125,000	36,236
Accrued license fee - current portion	50,000	-
Total current liabilities	355,093	440,121

Accrued license fee	235,000	-
Total liabilities	590,093	440,121

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 and 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 13,433,267 and 10,119,844 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,343	1,012
Additional paid-in-capital	23,375,090	14,610,638
Accumulated deficit	(16,539,748)	(12,215,642)
Accumulated other comprehensive loss	(662)	-
Total stockholders’ equity	6,836,023	2,396,008
Total liabilities and stockholders’ equity	$7,426,116	$2,836,129

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs and expenses
Research and development	$927,696	$388,934	$1,574,924	$523,684
Research and development - licenses acquired (including stock-based compensation)	354,683	10,000	394,515	20,000
Compensation and related expenses (including stock-based compensation)	391,699	133,486	557,396	454,935
Professional fees (including stock-based compensation)	750,029	544,849	1,556,063	838,364
Rent	2,591	8,234	11,008	15,263
Other expenses	89,119	182,083	238,361	244,705
Total operating expenses	2,515,817	1,267,586	4,332,267	2,096,951
Loss from operations	(2,515,817)	(1,267,586)	(4,332,267)	(2,096,951)

Other expenses
Other expense, net	18,287	-	8,161	-
Total other expenses	18,287	-	8,161	-

Net loss	$(2,497,530)	$(1,267,586)	$(4,324,106)	$(2,096,951)

Weighted average number of common shares outstanding, basic and diluted	12,304,263	9,603,134	11,277,665	8,312,327

Net loss per share, basic and diluted	$(0.20)	$(0.13)	$(0.38)	$(0.25)

Net loss	$(2,497,530)	$(1,267,586)	$(4,324,106)	$(2,096,951)
Other comprehensive loss
Foreign currency translation adjustment	(662)	-	(662)	-
Total comprehensive loss	$(2,498,192)	$(1,267,586)	$(4,324,768)	$(2,096,951)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at March 31, 2020	11,593,701	$1,159	$18,865,444	$(14,042,218)	$-	$4,824,385
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Warrant exercise	18,750	2	18,748	-	-	18,750
Stock-based compensation	2,634	-	16,080	-	-	16,080
Cumulative translation adjustment					(662)	(662)
Net loss	-	-	-	(2,497,530)		(2,497,530)
Balance at June 30, 2020	13,433,267	$1,343	$23,375,090	$(16,539,748)	$(662)	$6,836,023

For the Three Months Ended June 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2019	-	$-	9,425,964	$943	$10,707,905	$(5,340,371)	$5,368,477
Cashless warrant exercise			223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	2,082	-	87,366	-	87,366
Net loss	-	-	-	-	-	(1,267,586)	(1,267,586)
Balance at June 30, 2019	-	$-	9,668,256	$967	$10,795,410	$(6,607,957)	$4,188,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$-	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	-	4,193,756
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Cancellation of common stock	(15,000)	(2)	2	-	-	-
Warrant exercise	56,250	6	56,244	-	-	56,250
Stock-based compensation	4,716	-	39,777	-	-	39,777
Cumulative translation adjustment	-	-	-	-	(662)	(662)
Net loss	-	-	-	(4,324,106)	-	(4,324,106)
Balance at Balance at June 30, 2020	13,433,267	$1,343	$23,375,090	$(16,539,748)	$(662)	$6,836,023

For the Six Months Ended June 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance common stock in the IPO, net of offering cost	-	-	1,250,000	126	5,840,042	-	5,840,168
Cashless warrant exercise	-	-	223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	4,166	-	290,075	-	290,075
Net loss	-	-	-	-	-	(2,096,951)	(2,096,951)
Balance at June 30, 2019	-	$-	9,668,256	$967	$10,795,410	$(6,607,957)	$4,188,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(4,324,106)	$(2,096,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	610	608
Research and development-acquired license, expensed	362,500	20,000
Warrants issue for acquired license	32,015	-
Stock-based compensation	7,762	290,075
Realized gain on marketable securities	(4,892)	-
Unrealized loss on marketable securities	(2,973)	-
Changes in assets and liabilities:
Prepaid expenses	53,335	(88,964)
Accounts payable	(104,544)	64,986
Net cash used in operating activities	(3,980,293)	(1,810,246)

Cash flows from investing activities
Purchase of investments in joint venture	(410,000)	-
Purchase of research and development licenses	(77,500)	(20,000)
Purchase of marketable securities	(1,500,000)	-
Sale of marketable securities	300,000	-
Net cash used in investing activities	(1,687,500)	(20,000)

Cash flows from financing activities
Proceeds from issuance of common stock in the IPO, net of offering cost	-	5,840,168
Proceeds from issuance common stock and warrants, net of offering cost	4,193,756	-
Proceeds from issuance common stock, net of offering cost	4,475,000	-
Proceeds from exercise of warrants	56,250	163
Net cash provided by financing activities	8,725,006	5,840,331

Effect of exchange rate changes on cash and cash equivalents	(662)	-

Net increase in cash	3,056,551	4,010,085
Cash and restricted cash, beginning of period	1,890,866	282,621

Cash and restricted cash, end of period	$4,947,417	$4,292,706

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$-	$310
Unpaid offering cost included in accrued expenses	$-	$27,127
Cancellation and retirement of common stock	$2	$-
Cashless warrant exercise	$-	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company’s primary asset is a license agreement with the University of Cincinnati that was assigned to the Company by Chelexa Biosciences, Inc. pursuant to which the University of Cincinnati has granted the Company an exclusive license to use its BioLexa Platform (as defined herein), a proprietary, patented, drug compound platform. The license enables the Company to develop the platform for all indications in humans. The Company’s initial focus will be on the treatment of eczema. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. To the Company’s knowledge, it is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to the stock-based compensation, the valuation of investments  and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 2, 2020.

Restricted Cash

The following table provides a summary of the Company’s cash and restricted cash total as presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 and a reconciliation of cash and restricted cash from consolidated balance sheet to consolidated statements of cash flow for the year ended December 31, 2019:

	June 30, 2020	June 30, 2019	December 31, 2019
Cash	$4,947,417	$4,092,706	$1,690,866
Restricted cash	-	200,000	200,000
Total cash and restricted cash	$4,947,417	$4,292,706	$1,890,866

The $0.2 million restricted cash was deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement. On May 29, 2020, the $0.2 million restricted cash in the escrow account was returned to the Company.

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

	As of June 30,
Potentially dilutive securities	2020	2019
Warrants	1,162,803	767,870
Options	525,000	-
Non-vested restricted stock units	15,150	17,364
Total	1,702,953	785,234

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

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019
The George Washington University	$9,683	$-	$42,015	$-
Zylö Therapeutics Inc.		10,000		10,000
University of Maryland and Isoprene Pharmaceuticals, Inc.	-	-	-	10,000
Virginia Commonwealth University	335,000	-	335,000	-
University of Cincinnati	10,000	-	17,500	-
	$354,683	$10,000	$394,515	$20,000

Chelexa Biosciences, Inc. and the University of Cincinnati

On May 14, 2020, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa assigned to the Company its rights and obligations in and to and liabilities under its license agreement with the University of Cincinnati dated February 27, 2013, as amended (the “University of Cincinnati License Agreement”). In consideration for the assignment, the Company agreed to forgive all amounts due to it by Chelexa and to pay to Chelexa certain royalty payments.

In connection with the Assignment Agreement, on May 14, 2020, the Company entered into a novation agreement (the “Novation Agreement”) with Chelexa and the University of Cincinnati pursuant to which the parties agreed that the Company would be substituted in place of Chelexa with respect to the rights and obligations of Chelexa set forth in the University of Cincinnati License Agreement.

In connection with the Assignment Agreement, on May 14, 2020, the Company entered into a royalty agreement (the “Royalty Agreement”) with Chelexa pursuant to which the Company shall pay Chelexa sales-based royalties at percentages which range from mid to high single digits, with high sales volumes being subject to lower royalty rates and total milestone payments of $3.5 million.

Pursuant to the University of Cincinnati License Agreement, the Company was granted an exclusive license to make, use, have made, import, offer for sale, and sell products based upon or involving the use of (i) topical compositions comprising a zinc chelator and gentamicin and (ii) zinc chelators to inhibit biofilm formation (the “BioLexa Platform” or “BioLexa”). In addition, the University of Cincinnati granted the Company the right to issue exclusive and nonexclusive sublicenses (with the right to further sublicense to third parties) to make, use, have made, import, offer for sale, and sell products based upon the BioLexa Platform. The term of such agreement will expire on the later of April 16, 2034 and the last to expire patent in the patent rights granted to the Company (the “Term”). The Company shall, in its sole discretion, have the first right of refusal to renew the Term. The Company is subject to total milestone payments of $6,000, royalty payments, annual license maintenance fees, and has agreed to pay the University of Cincinnati for certain out-of-pocket expenses including, but not limited to, payments for patent prosecution.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The George Washington University

Effective as of June 1, 2019, the Company and The George Washington University (“GWU”) entered into a sponsored research agreement (the “Sponsored Research Agreement”), as amended on July 29, 2019 and May 29, 2020, with respect to the exploration of the potential use of WEG232 for topical and/or systemic therapy to counter the dermatological related side-effects of Erlotinib therapy in cancer patients. Pursuant to the terms of the Sponsored Research Agreement, GWU granted the Company a non-exclusive, license to certain of GWU’s intellectual property. The Company has agreed to pay GWU for all costs incurred in connection with the research; provided, however, such costs shall not exceed approximately $0.5 million. The Sponsored Research Agreement shall terminate on June 30, 2021. The Sponsored Research Agreement may be terminated by either party upon 30 days written notice.

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

University of Maryland and Isoprene Pharmaceuticals, Inc.

On March 8, 2019, the Company entered into a commercial evaluation sublicense and option agreement (the “Commercial Evaluation Sublicense and Option Agreement”) with the University of Maryland, Baltimore (“UMD”) and Isoprene Pharmaceuticals, Inc. (“Isoprene”). Pursuant to the agreement, the Company paid an initial option and material access fee of $5,000 to UMD and $5,000 to Isoprene. In the event that Isoprene enters into a master license agreement with UMD (the “MLA”), UMD shall permit Isoprene to grant an exclusive option to the Company to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “Isoprene-Hoth Option”); provided, however, in the event Isoprene does not enter into the MLA, UMD may grant the Company an option to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “UMD-Hoth Option”). If the Company exercises the Isoprene-Hoth Option, it shall pay Isoprene an option exercise fee of $20,000. If the Company exercises the UMD-Hoth Option, it shall pay UMD an option exercise fee of $20,000.

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the exclusive license agreement, the Company paid the University of Cincinnati a minimum annual royalty fee of $5,000 and has agreed to pay the University of Cincinnati an annual license fee of $5,000 initially due and payable within 30 days of the one year anniversary of the exclusive license agreement and every year thereafter. In addition, the Company agreed to pay the University of Cincinnati a yearly annual license maintenance fee of $2,500 and a yearly minimum annual royalty of $5,000 and milestone payments of up to $120,000. The exclusive license agreement will continue until the later of (i) the date upon which a valid claim pursuant to the terms of the exclusive license agreement expires or (ii) 10 years after the first commercial sale or unless earlier terminated pursuant to the terms of the exclusive license agreement.

During the six months ended June 30, 2020, the Company paid the annual license maintenance fee of $7,500 and the annual royalty fee of $10,000.

Virginia Commonwealth University

On May 18, 2020 (the “VCU Effective Date”), the Company entered into an Exclusive License Agreement (the “VCU License Agreement”) with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”). Pursuant to the VCU License Agreement, VCU granted the Company an exclusive, royalty bearing license to a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Licensed Patent”) and a non-exclusive royalty bearing, worldwide license with respect to the Licensed Technical Information Patents (as defined in the VCU License Agreement) to make, have made, use, offer to sell, sell and import the Licensed Products (as defined in the VCU License Agreement) and perform the Licensed Services (as defined in the VCU License Agreement). The VCU License Agreement shall commence on the VCU Effective Date and shall continue until the expiration of the last to expire VCU Licensed Patent unless terminated earlier pursuant to the terms of the agreement. Pursuant to the VCU License Agreement, the Company shall pay VCU: (i) an upfront license issue fee, (ii) running royalty payments at a low single digit percentage of Net Sales (as defined in the VCU License Agreement), (iii) annual maintenance fees commencing on the first anniversary of the VCU Effective Date, (iv) annual minimum payments ranging from the mid five figures to low six figures commencing on the second anniversary of the VCU Effective Date and (v) milestone payments ranging from the mid five figures to low six figures. In addition, the Company has agreed to reimburse VCU for certain patent filing and prosecution costs. During the six months ended June 30, 2020, the Company paid the signing fee of $50,000 upon execution of the VCU License Agreement. Pursuant to the VCU License Agreement, the Company agrees to make the following annual minimum payments: (i) $50,000 in Year 2; (ii) $60,000 in Year 3; (iii) $75,000 in Year 4; and (iv) $100,000 in Year 5 and every anniversary thereafter as long as the license is in effect.

On June 29, 2020, the Company entered into a Sponsored Project Agreement (the “VCU Sponsored Project Agreement”) with VCU for the development of a potential COVID-19 treatment using the license to a novel peptide granted to the Company by VCU. The VCU Sponsored Project Agreement shall terminate on January 9, 2021, unless earlier terminated pursuant to the terms thereof.

Zylö Therapeutics Inc.

On August 19, 2019 (the “Zylö Effective Date”), the Company entered into an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted to the Company an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all uses within the Field. “Field” means all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement). The term of the Sublicense Agreement shall commence on the Zylö Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) expiration of the last to expire Valid Claim (as defined in the Sublicense Agreement) of the Licensed Patent Rights that would be infringed by the composition, use or sale of such Licensed Product in such country. Pursuant to the terms of the Sublicense Agreement, the Company and Zylö shall establish a joint development committee to plan, review, coordinate and oversee the Company’s development activities with respect to the Licensed Products in the Field. Pursuant to the Sublicense Agreement, the Company paid Zylö (i) an upfront license fee of $50,000; (ii) sales-based royalties at percentages which range from high single digits to low double digits, with low sales volumes being subject to lower royalty rates; and total milestone payments of up to $13.5 million. In addition, in connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 30,000 shares of Zylö’s Class B common stock for $60,000. Effective January 1, 2018, the Company adopted ASU 2016-01 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for its investment in Zylö.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4-Related Party

A director of the Company, is also the Executive Chairman of Chelexa. During the six months ended June 30, 2020, that director received $15,000 in cash compensation for services provided as a member of the Company’s board of directors (the “Board” or “Board of Directors”).

A former director of the Company, is also the Chief Executive Officer, Principal Accounting and Financial Officer and a member of the board of directors of AIkido Pharma Inc. (formerly known as Spherix Incorporated). During the six months ended June 30, 2020, that director received $8,700 in cash compensation for services provided as a board member of the Company. On April 15, 2020, this director resigned as a member of the Company’s Board of Directors and its committees.

During the six months ended June 30, 2020, the Company issued an aggregate of 4,716 shares of the Company’s common stock to members of the Company’s Board for services rendered.

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

The Company’s financial instruments include cash, marketable securities and accounts payable. The fair value of these financial instruments approximates their carrying value due to the short-term nature. With respect to the Company’s investment in a joint venture, the fair value of this investment approximates its carrying value due to the minimal transaction activity within this joint venture.

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2020 and December 31, 2019:

	Fair value measured at June 30, 2020
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,011,529	$2,011,529	$-	$-

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$803,664	$803,664	$-	$-

Fair Value Measurements on a Non-Recurring Basis

The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include the investment in joint venture accounted for using the equity method and investment in Zylö for using cost method. When the Company determines that the carrying value of these assets may not be recoverable, the Company records the assets at fair value with the loss recognized in the condensed consolidated statements of operations and comprehensive loss. In such cases, the Company measures the fair value of these assets using the techniques discussed above under the Level 3 category.

Note 6-Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19  based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement  pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and shall have the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option shall expire 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. As such, the Company accounts for those investments under the equity method. There was no significant change in HaloVax’s operations from March 23, 2020 to June 30, 2020.

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

On May 18, 2020, the Company issued 6,250 shares of common stock upon exercise of warrants issued to an investor on February 2, 2018, which resulted in gross proceeds of $6,250.

On June 3, 2020, the Company issued 12,500 shares of common stock upon exercise of warrants issued to an investor on November 20, 2017, which resulted in gross proceeds of $12,500.

During the six months ended June 30, 2020, the Company issued an aggregate of 4,716 shares of the Company’s common stock to members of the Company’s Board for services rendered.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Public Offering of Securities

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

In connection with the offering, the Company issued Laidlaw warrants to purchase up to 72,464 shares of the Company’s common stock, representing 5% of the aggregate number of Shares sold in the offering. The Warrants will be exercisable for a period of five years from the UA Effective Date at a price per share equal to $4.14 (120% of the public offering price per Share) and are exercisable on a “cashless” basis. The Company has reimbursed Laidlaw for certain of its out-of-pocket expenses incurred in connection with the offering.

On May 21, 2020 (the “Benchmark Effective Date”), the Company entered into another underwriting agreement (the “May Underwriting Agreement”) with The Benchmark Company, LLC (“Benchmark”), as representative of the several underwriters, relating to the public offering of 1,818,182 shares of the Company’s common stock at a price to the public of $2.75 per share. The Company received net proceeds of approximately $4.5 million, after deducting the underwriting discount and offering expenses.

In connection with the offering, the Company issued Benchmark warrants to purchase 90,909 shares of the Company’s common stock. The warrants are exercisable for a period of five years commencing six months from the Effective Date at a price per share equal to $2.75 and are exercisable on a “cashless” basis.

Restricted Stock Awards

On April 15, 2020, the Company issued each of two directors 3,333 shares of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan which shares vest in 36 equal monthly installments with the first installment vesting on the date of grant.

A summary of the Company’s restricted stock grants under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) during the six months ended June 30, 2020 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2019	13,200	$0.25
Granted	6,666	3.00
Vested	(4,716)	0.57
Nonvested at June 30, 2020	15,150	$1.36

As of June 30, 2020, the Company had approximately $16,000 of unrecognized stock-based compensation expense which was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.36 years at June 30, 2020.

Stock Options

A summary of option activity under the Company’s stock option plan for six months ended June 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	525,000	$5.32	$457,250	9.4
Outstanding as of June 30, 2020	525,000	$5.32	$-	8.9
Options vested and exercisable	525,000	$5.32	$-	8.9

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

In connection with the private placement of securities discussed above, the Company granted to Laidlaw and Benchmark warrants to purchase up to 72,464 and 90,909 shares of the Company’s common stock, respectively.

A summary of warrant activity for the six months ended June 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2
Issued	186,361	3.49	-	5.9
Exercised	(56,250)	1.00	-	-
Outstanding as of June 30, 2020	1,162,803	$3.09	$1,478,812	4.2
Warrants exercisable as of June 30, 2020	1,072,254	$3.06	$1,478,812	3.8

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Stock Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock option awards	$-	$-	$-	$199,181
Employee restricted stock awards	6,397	2,761	7,762	6,289
Non-employee stock warrant awards	9,683	84,605	32,015	84,605
	$16,080	$87,366	$39,777	$290,075

Employee related stock-based compensation is recognized as “compensation and related expenses”, non-employee related stock-based compensation is recognized as “professional fees” or “research and development - licenses acquired” in the condensed statements of operations and comprehensive loss.

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $2,000 a month. Rent expense for the six months ended June 30, 2020 and 2019 was approximately $11,000 and $15,000, respectively.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9-Risk and Uncertainties

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

As a result of the continuing spread of the Coronavirus, certain aspects of the Company’s business operations have been delayed, and the Company may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of the Company’s partners have been affected, resulting in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials will resume at this time or the revised timeline to complete trials once resumed.

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

Note 10-Subsequent events

Option Grants

On July 8, 2020, the compensation committee of the Board of Directors approved the issuance of ten-year options to purchase up to 49,212 shares of the Company’s common stock at an exercise price of $2.54 per share pursuant to the 2018 Plan to an advisor for services to be rendered.

On July 21, 2020, the Company’s Board of Directors approved the issuance of ten-year options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $3.05 per share pursuant to the 2018 Plan to directors and certain officers of the Company in consideration for services rendered.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Isoprene Sublicense Agreement

On July 30, 2020 (the “Isoprene Effective Date”), the Company entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene Pharmaceutics, Inc. (“Isoprene”) pursuant to the Commercial Evaluation Sublicense and Option Agreement. Pursuant to the Isoprene Sublicense Agreement, Isoprene granted the Company an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice the Patent Rights (as defined in the Isoprene Sublicense Agreement) for the treatment of dermatological conditions or diseases, excluding among, other things, dermatological oncology conditions or diseases. The Isoprene Sublicense Agreement will continue on a country-by-country basis until the expiration of the last to expire of the Patent Rights in such country, unless earlier terminated pursuant to the Isoprene Sublicense Agreement (the “Isoprene Term”). Pursuant to the Isoprene Sublicense Agreement, the Company shall pay Isoprene, among other things, (i) a license fee, (ii) a royalty rate at a middle single digit percentage, (iii) milestone payments of up to $1,375,000 and (iv) revenue interest at a low single digit percentage based on the net revenue of covered products sold by Isoprene during the Isoprene Term. In addition, the Company shall make an investment of $50,000 in Isoprene in the form of a convertible promissory note within 30 days of the Isoprene Effective Date and shall pay Isoprene a middle double digit percentage of all patent expenses incurred after the Isoprene Effective Date during the Isoprene Term.

George Washington University Patent License Agreement

On August 7, 2020 (the “GWU Effective Date”), the Company entered into a Patent License Agreement (the “GWU Patent License Agreement”) with the GWU. Pursuant to the GWU Patent License Agreement, GWU granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of SARS-CoV-2. Specifically, the GWU Patent License Agreement permits the Company  to make, have made, use, import, offer for sale and sell Licensed Products (as defined in the GWU Patent License Agreement) in the field of virus sensing and detection. The GWU Patent License Agreement shall commence on the GWU Effective Date and shall continue until the later of: (a) the expiration or abandonment of the last patent to expire or become abandoned of the Patent Rights (as defined in the GWU Patent License Agreement); or (b) ten years after the first Sale (as defined in the GWU Patent License Agreement) of the first Licensed Product if no patent has issued from the Patent Rights, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the GWU Patent License Agreement, the Company shall pay GWU: (i) an upfront license initiation fee, (ii) annual maintenance fees commencing on the first anniversary of the GWU Effective Date, (iii) milestone payments ranging from the low to mid five figures, (iv) running royalty payments at a middle single digit percentage of Net Sales (as defined in the GWU License Agreement), (iv) quarterly minimum payments ranging from the low four figures for the first four quarters after the first sale to low five figures commencing three years after the first sale and (v) an annual diligence fee of high five figures. In addition, the Company has agreed to reimburse GWU for certain past and future patent filing and prosecution costs. The Company has also agreed to issue GWU ten year warrants to purchase up to 72,463 shares of the Company’s common stock at an exercise price of $2.76 per share, which warrants will vest on the following schedule: 20% at issuance, 20% each year thereafter, resulting in 100% vesting 4 years after issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as amended by our Quarterly Reports on Form 10-Q. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company incorporated in May 2017 focused on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne.

Our primary asset is a license agreement with the University of Cincinnati which was assigned to us by Chelexa Biosciences, Inc. on May 14, 2020 pursuant to which the University of Cincinnati has granted us an exclusive license to make, use, have made, import, offer for sale, and sell products based upon or involving the use of (i) topical compositions comprising a zinc chelator and gentamicin and (ii) zinc chelators to inhibit biofilm formation (the “BioLexa Platform” or “BioLexa”). The license enables us to develop the platform for any indications in humans. Our initial focus will be on the treatment of eczema through the application of a topical cream. Although our initial focus will be on the treatment of eczema, we intend to develop a second topical cream which, upon application, is intended to reduce post-procedure infections, accelerate healing and improve clinical outcomes for patients undergoing aesthetic dermatology procedures. In addition, we conducted an initial pilot study on the efficacy of BioLexa to accelerate diabetic wound healing and intend to conduct additional studies with respect to the regenerative effects of the BioLexa Platform in the context of chronic diabetic ulcers, with and without substantial bacterial burden. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. To management’s knowledge, it is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

We believe that the key elements for our market success with respect to BioLexa include:

●	the proprietary formulation of two FDA-approved drugs to treat bacterial proliferation reduces development time and costs by giving us the ability to rely on safety and efficacy data from the two approved drugs;

●	our proprietary formulation is not a topical corticosteroid, and may not be subject to the same FDA black box warning issues as most commonly prescribed treatments currently in use; and

●	a recent peer-reviewed publication titled “Staphylococcal Bacteria May Cause Eczema, Study Reveals”, published by Dr. Herbert B. Allen, highlights that staph-induced biofilms are the root cause of flare-ups in eczema. Our BioLexa product candidate has been demonstrated to prevent the formation of these biofilms with the promise of delaying or completely arresting flare-ups, rather than merely treating symptoms of a flare-up already underway.

In addition to our license agreement with the University of Cincinnati, we entered into the following agreements:

●	an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by us from the University of Cincinnati may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop AD, such as eczema. We intend to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

●	an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted us an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement).

●	a license agreement with North Carolina State University (“NCSU”) pursuant to which NCSU granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to NCSU’s exon skipping approach for treating allergic diseases.

●	a patent license agreement with The George Washington University (“GWU”) pursuant to which GWU granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to WEG232 as used in treating side effects from drugs used for the treatment of cancer.

●	an exclusive license agreement (the “VCU License Agreement”) with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) pursuant to which VCU granted the Company an exclusive, royalty bearing license (the “VCU License”) to a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import the Licensed Products (as defined in the VCU License Agreement) and perform the Licensed Services (as defined in the VCU License Agreement). In addition, we entered into a Sponsored Project Agreement with VCU for the development of a potential COVID-19 treatment using the VCU License to a novel peptide granted to the Company by VCU.

In order to generate revenue from our product candidates, we will need to sell our product candidates either through distribution partnerships or through our own sales efforts. Prior to selling our product candidates, we will need to receive FDA approval of our NDA for each indication that we intend to treat. The first indication we are seeking approval for is the BioLexa Platform for treating eczema. We intend to submit our NDA for such indication by mid to late 2022 with approval of such NDA anticipated to be in 2022; however, no assurances can be given that we will receive approval of the NDA in a timely manner, if at all.

Agreements with Chelexa BioSciences, Inc.

On May 14, 2020, we entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa assigned to us its rights and obligations in and to and liabilities under its license agreement with the University of Cincinnati dated February 27, 2013, as amended (the “University of Cincinnati License Agreement”). In consideration for the assignment, we agreed to forgive all amounts due to us by Chelexa and pay to Chelexa certain royalty payments as set forth in the Royalty Agreement (as defined below).

In connection with the Assignment Agreement, on May 14, 2020, we entered into a novation agreement (the “Novation Agreement”) with Chelexa and the University of Cincinnati pursuant to which the parties agreed that we would be substituted in place of Chelexa with respect to the rights and obligations of Chelexa set forth in the University of Cincinnati License Agreement.

In connection with the Assignment Agreement, on May 14, 2020, we entered into a royalty agreement (the “Royalty Agreement”) with Chelexa pursuant to which we shall pay Chelexa sales-based royalties at percentages which range from mid to high single digits, with high sales volumes being subject to lower royalty rates and total milestone payments of $3.5 million. The Royalty Agreement will continue until the earlier of May 31, 2025 or the last to expire patent in the Patent Rights (as defined in the Royalty Agreement), unless sooner terminated pursuant to the terms of the Royalty Agreement. In addition, the Royalty Agreement may be terminated by Chelexa upon written notice to the Company.

Recent Developments

Isoprene Pharmaceuticals, Inc. Sublicense Agreement

On July 30, 2020 (the “Isoprene Effective Date”), we entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene Pharmaceutics, Inc. (“Isoprene”) pursuant to the Commercial Evaluation Sublicense and Option Agreement we entered into with the University of Maryland, Baltimore (“UMD”) and Isoprene dated March 8, 2019. Pursuant to the Isoprene Sublicense Agreement, Isoprene granted us an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice the Patent Rights (as defined in the Isoprene Sublicense Agreement) for the treatment of dermatological conditions or diseases, excluding among, other things, dermatological oncology conditions or diseases. The Isoprene Sublicense Agreement will continue on a country-by-country basis until the expiration of the last to expire of the Patent Rights in such country, unless earlier terminated pursuant to the Isoprene Sublicense Agreement (the “Isoprene Term”). Pursuant to the Isoprene Sublicense Agreement, we shall pay Isoprene, among other things, (i) a license fee, (ii) a royalty rate at a middle single digit percentage, (iii) milestone payments of up to $1,375,000 and (iv) revenue interest at a low single digit percentage based on the net revenue of covered products sold by Isoprene during the Isoprene Term. In addition, we shall make an investment of $50,000 in Isoprene in the form of a convertible promissory note within 30 days of the Isoprene Effective Date and shall pay Isoprene a middle double digit percentage of all patent expenses incurred after the Isoprene Effective Date during the Isoprene Term.

George Washington University Patent License Agreement

On August 7, 2020 (the “GWU Effective Date”), we entered into a Patent License Agreement (the “GWU Patent License Agreement”) with the GWU. Pursuant to the GWU Patent License Agreement, GWU granted us an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of SARS-CoV-2. Specifically, the GWU Patent License Agreement permits us  to make, have made, use, import, offer for sale and sell Licensed Products (as defined in the GWU Patent License Agreement) in the field of virus sensing and detection. The GWU Patent License Agreement shall commence on the GWU Effective Date and shall continue until the later of: (a) the expiration or abandonment of the last patent to expire or become abandoned of the Patent Rights (as defined in the GWU Patent License Agreement); or (b) ten years after the first Sale (as defined in the GWU Patent License Agreement) of the first Licensed Product if no patent has issued from the Patent Rights, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the GWU Patent License Agreement, we shall pay GWU: (i) an upfront license initiation fee, (ii) annual maintenance fees commencing on the first anniversary of the GWU Effective Date, (iii) milestone payments ranging from the low to mid five figures, (iv) running royalty payments at a middle single digit percentage of Net Sales (as defined in the GWU License Agreement), (iv) quarterly minimum payments ranging from the low four figures for the first four quarters after the first sale to low five figures commencing three years after the first sale and (v) an annual diligence fee of high five figures. In addition, we have agreed to reimburse GWU for certain past and future patent filing and prosecution costs. We have also agreed to issue GWU ten year warrants to purchase up to 72,463 shares of our common stock at an exercise price of $2.76 per share, which warrants will vest on the following schedule: 20% at issuance, 20% each year thereafter, resulting in 100% vesting 4 years after issuance.

COVID-19

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

As a result of the continuing spread of the Coronavirus, certain aspects of our business operations have been delayed, and we may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of our partners have been affected, resulting in delays to our clinical trials, and we can provide no assurance as to when such trials will resume at this time or the revised timeline to complete trials once resumed.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Operating Costs and Expenses

Research and Development Expenses

For the three months ended June 30, 2020, research and development expenses were approximately $1.3 million, of which approximately $0.4 million was related to licenses acquired and approximately $0.9 million was related to other research and development expenses.

For the three months ended June 30, 2019, research and development expenses were approximately $0.4 million, of which $10,000 was related to a term sheet entered into between the Company and Zylö Therapeutics Inc. (the “Zylö Term Sheet”) and approximately $0.4 million was related to other research and development expenses.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees and other expenses related to in-licensed products and technology;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities, and regulatory approvals.

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the three months ended June 30, 2020, General and Administrative Expenses were approximately $1.2 million, which primarily consisted of approximately $0.4 million related to payroll expenses and stock-based compensation, approximately $0.8 million for professional fees and approximately $91,000 for rent and other expenses.

For the three months ended June 30, 2019, General and Administrative Expenses were approximately $0.9 million, which primarily consisted of approximately $0.1 million related to payroll expenses and stock-based compensation, approximately $0.5 million for professional fees and approximately $0.2 million for other expenses.

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

Comparison of the Six Months Ended June 30, 2020 and 2019

Operating Costs and Expenses

Research and Development Expenses

For the six months ended June 30, 2020, research and development expenses were approximately $2.0 million, of which approximately $0.4 million was related to licenses acquired and approximately $1.5 million was related to other research and development expenses.

For the six months ended June 30, 2019, research and development expenses were approximately $0.5 million, of which $10,000 was related to the Zylö Term Sheet, an aggregate of $10,000 was related to a license acquired from UMD and Isoprene, and approximately $0.4 million was related to other research and development expenses.

Compensation, Professional Fees, Rent and Other

For the six months ended June 30, 2020, General and Administrative Expenses were approximately $2.4 million, which primarily consisted of approximately $0.6 million related to payroll expenses and stock-based compensation, approximately $1.6 million for professional fees and approximately $0.2 million for other expenses.

For the six months ended June 30, 2019, General and Administrative Expenses were approximately $1.6 million, which primarily consisted of approximately $0.5 million related to payroll expenses and stock-based compensation, approximately $0.8 million for professional fees and approximately $0.3 million for other expenses.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had cash of approximately $4.9 million, marketable securities of approximately $2.0 million, working capital of approximately $6.8 million and an accumulated deficit of approximately $16.4 million.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2020, net cash used in operations was approximately $4.0 million, which primarily resulted from a net loss of approximately $4.3 million.

For the six months ended June 30, 2019, net cash used in operations was $1.8 million, which primarily resulted from a net loss of $2.1 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was approximately $1.7 million, which was primarily related to the purchase of marketable securities of $1.5 million and purchase of investments in HaloVax and Zylö of $0.4 million, partially offset by the sale of marketable securities of $0.3 million.

For the six months ended June 30, 2019, net cash used in investing activities was $20,000, which was related to the purchase of research and development licenses.

Cash Flows from Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was approximately $8.7 million. The cash provided by financing activities primarily resulted from approximately $8.7 million in net proceeds from the issuance of common stock and warrants.

For the six months ended June 30, 2019, net cash provided by financing activities was $5.8 million, including $0.2 million restricted cash, from the net proceeds of the our initial public offering (the “IPO”). The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

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

In addition, we have licensed a genetic marker for food allergies, products and technology for therapeutic uses related to lupus in human beings, patents related to an exon skipping approach for treating allergic diseases, patents related to WEG232 which is used to treat side effects from drugs used for the treatment of cancer, a license to a novel peptide that may be used to slow the transmission of SARS-CoV-2 and a sublicense to a novel retinamides for the treatment of certain dermatological diseases.  Furthermore, we formed a joint venture entity, HaloVax, LLC (“HaloVax”), with Voltron Therapeutics, Inc. (“Voltron”) to commence preclinical studies for the development of vaccine prospects for Coronavirus (COVID-19) based upon VaxCelerate, a self-assembling vaccine platform exclusively licensed by Voltron from the Vaccine and Immunotherapy Center at The General Hospital Corporation (d/b/a Massachusetts General Hospital) (“Mass Gen”). We do not generate revenues from any drug products. We may not be successful in obtaining acceptance from the regulatory authorities to start our clinical trials. If we do not obtain such acceptance, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses and increase our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory authorities for any indication. We note that most drug candidates never reach the clinical stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

Risks Relating to Our Intellectual Property Rights

We rely on licenses granted to us by the University of Cincinnati, Zylö, NCSU, GWU, Voltron, VCU and Isoprene (collectively, the “Licensors”), and if such licensors do not adequately defend such licenses, our business may be harmed.

Our primary asset is a license agreement with the University of Cincinnati pursuant to which the University of Cincinnati granted us an exclusive license to use its BioLexa Platform, a proprietary, patented, drug compound platform. The license enables us to develop the platform for any indications in humans. In addition, we entered into (i) an exclusive license agreement with the University of Cincinnati with respect to a patented, novel genetic marker for food allergies; (ii) the Sublicense Agreement with Zylö in connection with the development of a treatment for patients suffering from CLE including patents with respect thereto developed by Albert Einstein College of Medicine; (iii) a license agreement with NCSU with respect to NCSU’s exon skipping approach for treating allergic diseases; (iv) a license agreement with GWU with respect to WEG232 as used in treating side effects from drugs used for the treatment of cancer; (v) a Royalty and Development Agreement (the “Voltron Agreement”) with Voltron with respect to the formation of HaloVax, a joint venture entity formed to commence preclinical studies for the development of vaccine prospects for Coronavirus (COVID-19), (vi) the VCU License Agreement with respect to a novel peptide that may be used to slow the transmission of SARS-CoV-2 and (vi) the Isoprene Sublicense Agreement with respect to a novel retinamides for the treatment of certain dermatological disease (the “Isoprene Retinamides”) (collectively, the “Hoth Licensed Products”). We rely on the Licensors to protect the intellectual property, including the patents, covered by our licenses. We have limited control over the activities of the Licensors or over any other intellectual property that may be related to the Hoth Licensed Products. For example, we cannot be certain that activities by the Licensors have been or will be conducted in compliance with applicable laws and regulations. We may have no control or input over whether, and in what manner, the Licensors may enforce or defend patents against a third-party. The Licensors may enforce or defend patents less vigorously than if we had enforced or defended the patents ourselves. Further, the Licensors may not necessarily seek enforcement in scenarios in which we would feel that enforcement was in our best interests. For example, the Licensors may not enforce the patents against a competitor of ours who is not a direct competitor of the Licensors. Furthermore, if we fail to meet our obligations to our Licensors, our Licensors may terminate our licenses, and we will be unable to continue to use the Hoth Licensed Products in our business. Although we may choose to terminate our license agreements, doing so may allow a third party to seek and obtain an exclusive license to the Hoth Licensed Products. If a third party obtains an exclusive license to intellectual property with respect to the Hoth Licensed Products, then the third party may seek to enforce the intellectual property against us which may have a material adverse effect on our business.

We are dependent upon Zylö with respect the development of a treatment for patients suffering from CLE, Voltron with respect to the development of a treatment for Coronavirus (COVID-19) and Isoprene with respect to the development of a treatment for certain dermatological diseases; however, we have no control over the license agreement between Zylö and Albert Einstein College of Medicine, the license agreement between Voltron and Mass Gen and the license agreement between Isoprene and UMD.

Our agreements with Zylö, Voltron and Isoprene are subject to many risks and uncertainties. Although we are dependent on Zylö with respect the development of a treatment for patients suffering from CLE, Voltron with respect the development of a treatment for Coronavirus (COVID-19) and Isoprene with respect to the development of a treatment for certain dermatological diseases, we have no control over the license agreement between Zylö and Albert Einstein College of Medicine pursuant to which Albert Einstein College of Medicine licensed certain patent rights relating to CLE to Zylö, Voltron and Mass Gen pursuant to which Mass Gen licensed certain patent rights relating to VaxCelerate, a self-assembling vaccine platform, to Voltron or Isoprene and UMD pursuant to which UMD licensed certain patent rights relating to the Isoprene Retinamides for certain dermatological diseases to Isoprene. In the event that Zylö is unable to fulfill its obligations to Albert Einstein College of Medicine pursuant to the terms of its license agreement, Albert Einstein College of Medicine may terminate the license thereby voiding the Sublicense Agreement. Similarly, in the event that Voltron is unable to fulfill its obligations to Mass Gen pursuant to the terms of its license agreement, Mass Gen may terminate the license thereby voiding the Voltron Agreement. Furthermore, in the event Isoprene is unable to fulfill its obligations to UMD pursuant to the terms of its license agreement, UMD may terminate the license thereby voiding the Isprene Agreement. In the event that the license agreement between Zylö and Albert Einstein College of Medicine, the license between Voltron and Mess Gen is or the license agreement between Isoprene and UMD is terminated, there may be a material adverse effect upon our business.

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

As a result of the continuing spread of the Coronavirus, certain aspects of our business operations have been delayed, we may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of our partners have been affected, resulting in delays to our clinical trials, and we can provide no assurance as to when such trials will resume at this time or the revised timeline to complete trials once resumed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2020, the Company issued an aggregate of 4,716 shares of the Company’s common stock to members of the Company’s Board for services rendered.

On May 18, 2020, the Company issued 6,250 shares of common stock upon exercise of warrants issued to an investor in February 2018, which resulted in gross proceeds of $6,250.

On June 3, 2020, the Company issued 12,500 shares of common stock upon exercise of warrants issued to an investor in November 2017, which resulted in gross proceeds of $12,500.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

10.1##	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2020)

10.2	Membership Interest Purchase Agreement by and between the Company and HaloVax, LLC dated May 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 29, 2020)

10.3*##	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020

10.4*##	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020

10.5*##	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020

10.6*	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020

10.7*##	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020

10.8*	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020

10.9##	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

##	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 13, 2020	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)