Form 10-Q
period 2020-09-30
Hoth Therapeutics, Inc.
filed 2020-11-10
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 9, 2020 was 13,437,473.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$4,120,565	$1,690,866
Marketable equity securities, at fair value	1,290,022	803,664
Prepaid expenses	79,563	110,072
Deferred offering cost	-	30,484
Total current assets	5,490,150	2,635,086

Note receivable	50,000	-
Property and equipment, net	124	1,043
Investment in joint venture	410,000	-
Restricted cash	-	200,000
Total assets	$5,950,274	$2,836,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,919	$403,885
Accrued expenses	132,452	36,236
Accrued license fee - current portion	132,500	-
Total current liabilities	287,871	440,121

Accrued license fee	285,000	-
Total liabilities	572,871	440,121

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 and 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 13,435,901 and 10,119,844 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,343	1,012
Additional paid-in-capital	24,036,222	14,610,638
Accumulated deficit	(18,656,671)	(12,215,642)
Accumulated other comprehensive loss	(3,491)	-
Total stockholders’ equity	5,377,403	2,396,008
Total liabilities and stockholders’ equity	$5,950,274	$2,836,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs and expenses
Research and development	$517,839	$490,266	$2,092,763	$1,013,950
Research and development - licenses acquired (including stock-based compensation)	231,090	50,000	625,605	70,000
Compensation and related expenses (including stock-based compensation)	667,694	336,838	1,225,090	791,773
Professional fees (including stock-based compensation)	620,620	643,311	2,176,683	1,481,675
Rent	7,525	8,354	18,533	23,617
Other expenses	122,063	171,675	360,424	416,380
Total operating expenses	2,166,831	1,700,444	6,499,098	3,797,395
Loss from operations	(2,166,831)	(1,700,444)	(6,499,098)	(3,797,395)

Other income
Other income, net	49,908	4,412	58,069	4,412
Total other income	49,908	4,412	58,069	4,412

Net loss	$(2,116,923)	$(1,696,032)	$(6,441,029)	$(3,792,983)

Weighted average number of common shares outstanding, basic and diluted	13,434,884	9,886,759	12,001,987	8,842,905

Net loss per share, basic and diluted	$(0.16)	$(0.17)	$(0.54)	$(0.43)

Net loss	$(2,116,923)	$(1,696,032)	$(6,441,029)	$(3,792,983)
Other comprehensive loss
Foreign currency translation adjustment	(2,829)	-	(3,491)	-
Total comprehensive loss	$(2,119,752)	$(1,696,032)	$(6,444,520)	$(3,792,983)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at June 30, 2020	13,433,267	$1,343	$23,375,090	$(16,539,748)	$(662)	$6,836,023
Stock-based compensation	2,634	-	661,132	-	-	661,132
Cumulative translation adjustment	-	-	-	-	(2,829)	(2,829)
Net loss	-	-	-	(2,116,923)	-	(2,116,923)
Balance at September 30, 2020	13,435,901	$1,343	$24,036,222	$(18,656,671)	$(3,491)	$5,377,403

For the Three Months Ended September 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2019	-	$-	9,668,256	$967	$10,795,410	$(6,607,957)	$4,188,420
Issuance common stock and warrants, net of offering cost	-	-	407,424	41	1,610,089	-	1,610,130
Stock-based compensation	-	-	42,082	4	206,756	-	206,760
Net loss	-	-	-	-	-	(1,696,032)	(1,696,032)
Balance at September 30, 2019	-	$-	10,117,762	$1,012	$12,612,255	$(8,303,989)	$4,309,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$-	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	-	4,193,756
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Cancellation of common stock	(15,000)	(2)	2	-	-	-
Warrant exercise	56,250	6	56,244	-	-	56,250
Stock-based compensation	7,350	-	700,909	-	-	700,909
Cumulative translation adjustment	-	-	-	-	(3,491)	(3,491)
Net loss	-	-	-	(6,441,029)	-	(6,441,029)
Balance at September 30, 2020	13,435,901	$1,343	$24,036,222	$(18,656,671)	$(3,491)	$5,377,403

For the Nine Months Ended September 30, 2019

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	3,102,480	$310	5,071,400	$507	$4,665,154	$(4,511,006)	$154,965
Conversion of preferred stock to common stock upon completion of the IPO	(3,102,480)	(310)	3,102,480	310	-	-	-
Issuance common stock in the IPO, net of offering cost	-	-	1,250,000	125	5,840,042	-	5,840,167
Issuance common stock and warrants, net of offering cost			407,424	41	1,610,089	-	1,610,130
Cashless warrant exercise	-	-	223,877	22	(22)	-	-
Warrant exercise			16,333	2	161	-	163
Stock-based compensation	-	-	46,248	5	496,831	-	496,836
Net loss	-	-	-	-	-	(3,792,983)	(3,792,983)
Balance at September 30, 2019	-	$-	10,117,762	$1,012	$12,612,255	$(8,303,989)	$4,309,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,441,029)	$(3,792,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	919	916
Research and development-acquired license, expensed	525,000	70,000
Stock-based compensation	700,909	496,836
Realized gain on marketable securities	11,060	-
Unrealized gain on marketable securities	(49,024)	(4,398)
Changes in assets and liabilities:
Prepaid expenses	30,509	(101,540)
Accounts payable	(254,266)	(116,967)
Net cash used in operating activities	(5,475,922)	(3,448,136)

Cash flows from investing activities
Purchase of investments in joint venture	(410,000)	-
Purchase of research and development licenses	(107,500)	(70,000)
Purchase of marketable securities	(1,500,000)	(800,000)
Purchase of convertible promissory note in Isoprene	(50,000)	-
Sale of marketable securities	1,051,606	-
Net cash used in investing activities	(1,015,894)	(870,000)

Cash flows from financing activities
Proceeds from issuance of common stock in the IPO, net of offering cost	-	5,840,167
Proceeds from issuance common stock and warrants, net of offering cost	4,193,756	1,610,130
Proceeds from issuance common stock, net of offering cost	4,475,000	-
Proceeds from exercise of warrants	56,250	163
Net cash provided by financing activities	8,725,006	7,450,460

Effect of exchange rate changes on cash and cash equivalents	(3,491)	-

Net increase in cash	2,229,699	3,132,324
Cash and restricted cash, beginning of period	1,890,866	282,621

Cash and restricted cash, end of period	$4,120,565	$3,414,945

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$-	$310
Cancellation and retirement of common stock	$2	$-
Cashless warrant exercise	$-	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company’s primary asset is a license agreement with the University of Cincinnati that was assigned to the Company by Chelexa Biosciences, Inc. pursuant to which the University of Cincinnati has granted the Company an exclusive license to use its BioLexa Platform (as defined herein), a proprietary, patented, drug compound platform. The license enables the Company to develop the platform for all indications in humans. The Company’s initial focus will be on the treatment of eczema and other dermatological indications. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts which trigger symptoms. To the Company’s knowledge, it is the first product candidate intended to prevent the symptom triggering flare-ups rather than simply treating symptoms when they occur.

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

Note 2-Significant accounting policies

Basis of Presentation and Principles of Consolidation

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All intercompany balances and transactions have been eliminated.

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

Restricted Cash

The following table provides a summary of the Company’s cash and restricted cash total as presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 and a reconciliation of cash and restricted cash from consolidated balance sheet to consolidated statements of cash flow for the year ended December 31, 2019:

	September 30, 2020	September 30, 2019	December 31, 2019
Cash	$4,120,565	$3,214,945	$1,690,866
Restricted cash	-	200,000	200,000
Total cash and restricted cash	$4,120,565	$3,414,945	$1,890,866

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

	As of September 30,
Potentially dilutive securities	2020	2019
Warrants	1,235,266	1,032,692
Options	739,212	-
Non-vested restricted stock units	12,516	15,282
Total	1,986,994	1,047,974

Investment in joint venture

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint venture is further described in Note of 7 these financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
The George Washington University	$153,590	$2,500	$195,605	$2,500
Isoprene Pharmaceuticals, Inc.	30,000	-	30,000	-
University of Cincinnati	17,500	7,500	35,000	7,500
University of Maryland and Isoprene Pharmaceuticals, Inc.	-	-	-	10,000
Virginia Commonwealth University	30,000	-	365,000	-
Zylö Therapeutics, Inc.	-	40,000	-	50,000
	$231,090	$50,000	$625,605	$70,000

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The George Washington University

Effective as of June 1, 2019, the Company and The George Washington University (“GW”) entered into a sponsored research agreement (the “Sponsored Research Agreement”), as amended on July 29, 2019 and May 29, 2020, with respect to the exploration of the potential use of HT-001 for topical and/or systemic therapy to counter the dermatological related side-effects of Erlotinib therapy in cancer patients. Pursuant to the terms of the Sponsored Research Agreement, GW granted the Company a non-exclusive license to certain of GW’s intellectual property. The Company has agreed to pay GW for all costs incurred in connection with the research; provided, however, such costs shall not exceed approximately $0.5 million. The Sponsored Research Agreement shall terminate on June 30, 2021. The Sponsored Research Agreement may be terminated by either party upon 30 days written notice.

On June 28, 2019 (the “Effective Date”), the Company and GW entered into a research option agreement (the “Research Option Agreement”) pursuant to which GW granted the Company an option (the “Option”) until April 30, 2020 to acquire an exclusive license to certain products made or used by the Company (the “GW Licensed Product”) that involve certain patents owned by GW (the “Licensed Patents”). On February 1, 2020, the Company exercised the Option and entered into a patent license agreement (the “Patent License Agreement”) with GW. On the Effective Date, the Company paid GW $2,500, and on February 27, 2020, the Company paid GW $10,000 as a license initiation fee. Until the first commercial sale of the GW Licensed Product, the Company shall pay (i) $75,000 per year for the development and commercialization of the GW Licensed Product, (ii) $2,000 for license maintenance fees on the first anniversary of the Effective Date and (iii) $5,000 for license maintenance fees commencing on the second anniversary of the Effective Date and thereafter. Furthermore, the Company shall be required to pay GW a sublicense fee equal to a certain percentage of the sum of payments plus the fair market value of all other consideration of any kind received by the Company from sublicensees during each quarter as follows: a 40% sublicense fee until the first anniversary of the Effective Date, a 30% sublicense fee until the third anniversary of the Effective Date and a 20% sublicense fee after the third anniversary of the Effective Date; provided, however, such sublicense fee shall exclude certain fees paid to the Company such as certain royalties, equity investments, loan proceeds and sponsored research funding. The Company shall also pay GW milestone payments of up to an aggregate of $90,000 and sales-based royalties at a low single digit percentage, subject to certain minimum royalty requirements. In addition, during each Option Exercise Period and Renewal Period (as defined in the Research Option Agreement) the Company shall pay GW, on a quarterly basis, for all costs and expenses related to the GW Licensed Patents (the “Patent Costs”).

On August 7, 2020 (the “GW Effective Date”), the Company entered into a Patent License Agreement (the “GW Patent License Agreement”) with the GW. Pursuant to the GW Patent License Agreement, GW granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of SARS-CoV-2. Specifically, the GW Patent License Agreement permits the Company to make, have made, use, import, offer for sale and sell Licensed Products (as defined in the GW Patent License Agreement) in the field of virus sensing and detection. The GW Patent License Agreement shall commence on the GW Effective Date and shall continue until the later of: (a) the expiration or abandonment of the last patent to expire or become abandoned of the Patent Rights (as defined in the GW Patent License Agreement); or (b) ten years after the first Sale (as defined in the GW Patent License Agreement) of the first Licensed Product if no patent has issued from the Patent Rights, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the GW Patent License Agreement, the Company shall pay GW: (i) an upfront license initiation fee, (ii) annual maintenance fees commencing on the first anniversary of the GW Effective Date, (iii) milestone payments ranging from the low to mid five figures, (iv) running royalty payments at a middle single digit percentage of Net Sales (as defined in the GW License Agreement), (iv) quarterly minimum payments ranging from the low four figures for the first four quarters after the first sale to low five figures commencing three years after the first sale and (v) an annual diligence fee of high five figures. In addition, the Company has agreed to reimburse GW for certain past and future patent filing and prosecution costs.

On September 17, 2020, the Company entered into a Sponsored Research Agreement (the “Agreement”) with GW effective as of September 1, 2020 (the “Agreement Effective Date”). The Agreement relates to the development of a diagnostic device for the detection of SARS-CoV-2 via a mobile device as an aid in the diagnosis of the COVID-19 infection. The Agreement commences on the Agreement Effective Date and terminates on July 31, 2021 unless such term is extended by the parties. Pursuant to the Agreement, the Company shall pay GW up to a mid-six figure fee for all research costs.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

University of Maryland and Isoprene Pharmaceuticals, Inc.

On March 8, 2019, the Company entered into a commercial evaluation sublicense and option agreement (the “Commercial Evaluation Sublicense and Option Agreement”) with the University of Maryland, Baltimore (“UMB”) and Isoprene Pharmaceuticals, Inc. (“Isoprene”). Pursuant to the agreement, the Company paid an initial option and material access fee of $5,000 to UMB and $5,000 to Isoprene. In the event that Isoprene enters into a master license agreement with UMB (the “MLA”), UMB shall permit Isoprene to grant an exclusive option to the Company to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “Isoprene-Hoth Option”); provided, however, in the event Isoprene does not enter into the MLA, UMB may grant the Company an option to negotiate and obtain an exclusive sublicensable, worldwide royalty-bearing license to the subject technology (the “UMB-Hoth Option”). If the Company exercises the Isoprene-Hoth Option, it shall pay Isoprene an option exercise fee of $20,000. If the Company exercises the UMB-Hoth Option, it shall pay UMB an option exercise fee of $20,000.

On July 30, 2020 (the “Isoprene Effective Date”), the Company entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene pursuant to the Commercial Evaluation Sublicense and Option Agreement. Pursuant to the Isoprene Sublicense Agreement, Isoprene granted the Company an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice the Patent Rights (as defined in the Isoprene Sublicense Agreement) for the treatment of dermatological conditions or diseases. The Isoprene Sublicense Agreement will continue on a country-by-country basis until the expiration of the last to expire of the Patent Rights in such country, unless earlier terminated pursuant to the Isoprene Sublicense Agreement (the “Isoprene Term”). Pursuant to the Isoprene Sublicense Agreement, the Company shall pay Isoprene, among other things, (i) a license fee, (ii) a royalty rate at a middle single digit percentage, (iii) milestone payments of up to $1,375,000 and (iv) revenue interest at a low single digit percentage based on the net revenue of covered products sold by Isoprene during the Isoprene Term.

North Carolina State University

On November 20, 2019 (the “NCSU Effective Date”), the Company entered into a license agreement with North Carolina State University (“NCSU”) pursuant to which NCSU granted the Company an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to HT-004 for treating allergic diseases. The term of the license agreement shall commence on the NCSU Effective Date and shall continue until the date of the expiration of the last to expire patent right granted pursuant to the license agreement unless terminated earlier pursuant to the terms of the agreement. Pursuant to the terms of the license agreement, the Company paid NCSU a one-time license fee $25,000 and is also required to pay (i) sales-based royalties at a low single digit percentage, (ii) minimum royalties ranging from $0 to $50,000 and (iii) milestone payments of up to $585,000.

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

Pursuant to the terms of the exclusive license agreement, the Company paid the University of Cincinnati a minimum annual royalty fee of $5,000 and has agreed to pay the University of Cincinnati an annual license fee of $5,000 initially due and payable within 30 days of the one year anniversary of the exclusive license agreement and every year thereafter and milestone payments of up to $120,000. The exclusive license agreement will continue until the later of (i) the date upon which a valid claim pursuant to the terms of the exclusive license agreement expires or (ii) 10 years after the first commercial sale or unless earlier terminated pursuant to the terms of the exclusive license agreement.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Virginia Commonwealth University

On May 18, 2020 (the “VCU Effective Date”), the Company entered into an Exclusive License Agreement (the “VCU License Agreement”) with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”). Pursuant to the VCU License Agreement, VCU granted the Company an exclusive, royalty bearing license to a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Licensed Patent”) and a non-exclusive royalty bearing, worldwide license with respect to the Licensed Technical Information Patents (as defined in the VCU License Agreement) to make, have made, use, offer to sell, sell and import the Licensed Products (as defined in the VCU License Agreement) and perform the Licensed Services (as defined in the VCU License Agreement). The VCU License Agreement shall commence on the VCU Effective Date and shall continue until the expiration of the last to expire VCU Licensed Patent unless terminated earlier pursuant to the terms of the agreement. Pursuant to the VCU License Agreement, the Company shall pay VCU: (i) an upfront license issue fee, (ii) running royalty payments at a low single digit percentage of Net Sales (as defined in the VCU License Agreement), (iii) annual maintenance fees commencing on the first anniversary of the VCU Effective Date, (iv) annual minimum payments ranging from the mid five figures to low six figures commencing on the second anniversary of the VCU Effective Date and (v) milestone payments ranging from the mid five figures to low six figures. In addition, the Company has agreed to reimburse VCU for certain patent filing and prosecution costs. During the nine months ended September 30, 2020, the Company paid the signing fee of $50,000 upon execution of the VCU License Agreement. Pursuant to the VCU License Agreement, the Company has agreed to pay VCU an annual license fee and to make annual minimum payments.

On June 29, 2020, the Company entered into a Sponsored Project Agreement (the “VCU Sponsored Project Agreement”) with VCU for the development of a potential COVID-19 treatment using the license to a novel peptide granted to the Company by VCU. The VCU Sponsored Project Agreement shall terminate on January 9, 2021, unless earlier terminated pursuant to the terms thereof.

Zylö Therapeutics Inc.

On August 19, 2019 (the “Zylö Effective Date”), the Company entered into an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted to the Company an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all uses within the Field. “Field” means all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement). The term of the Sublicense Agreement shall commence on the Zylö Effective Date and shall continue until the latest of (i) ten years from the date of First Commercial Sale (as defined in the Sublicense Agreement) of the Licensed Product in such country and (ii) expiration of the last to expire Valid Claim (as defined in the Sublicense Agreement) of the Licensed Patent Rights that would be infringed by the composition, use or sale of such Licensed Product in such country. Pursuant to the terms of the Sublicense Agreement, the Company and Zylö shall establish a joint development committee to plan, review, coordinate and oversee the Company’s development activities with respect to the Licensed Products in the Field. Pursuant to the Sublicense Agreement, the Company paid Zylö an upfront license fee of $50,000 and is required to pay Zylö (i) sales-based royalties at percentages which range from high single digits to low double digits, with low sales volumes being subject to lower royalty rates; and (ii) total milestone payments of up to $13.5 million. In addition, in connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 30,000 shares of Zylö’s Class B common stock for $60,000. Effective January 1, 2018, the Company adopted ASU 2016-01 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for its investment in Zylö.

Note 4-Note Receivable

Pursuant to Isoprene Sublicense Agreement dated July 30, 2020, the Company made an investment of $50,000 in Isoprene in the form of a convertible promissory note (the “Isoprene Note”) on September 10, 2020. The Isoprene Note matures on September 10, 2022 and accrues interest at a rate equal to the lower of: (i) the highest lawful rate permitted under applicable law and (ii) 6% per annum. The Isoprene Note may not be prepaid without the prior written consent of the Company. In the event a Qualified Financing (as defined below) occurs before the Isoprene Note is repaid in full or the conversion of such note pursuant to a Change of Control (as defined in the Isoprene Note) transaction, the Isoprene Note may be converted into such number of convertible preferred stock issued in the Qualified Financing equal to the balance of such note divided by the Capped Conversion Price (as defined below). “Qualified Financing” means the first sale of Isoprene’s convertible preferred in a private financing that results in gross proceeds of at least $5 million. “Capped Conversion Price” means the lesser of (i) the per share or unit price in the Qualified Financing and (ii) an amount determined by dividing (A) $15 million by (B) the fully diluted capitalization Isoprene immediately prior to the conversion of the Isoprene Note. In the event a Change of Control occurs before the Isoprene Note is repaid in full or the conversion of such note pursuant to a Qualified Financing, the Isoprene Note may be converted into such number of shares of Isoprene’s common stock equal to the quotient obtained by dividing (i) the balance of the Isoprene Note by (ii) two times the fair market value of a share of Isoprene common stock as set for in the acquisition agreement pertaining to such Change of Control.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5-Related Party

A former director of the Company, is also the Executive Chairman of Chelexa. During the nine months ended September 30, 2020, such former director received $22,500 in cash compensation for services provided as a member of the Company’s board of directors (the “Board” or “Board of Directors”). On September 30, 2020, this director resigned as a member of the Company’s Board of Directors.

A former director of the Company, is also the Chief Executive Officer, Principal Accounting and Financial Officer and a member of the board of directors of AIkido Pharma Inc. (formerly known as Spherix Incorporated). During the nine months ended September 30, 2020, such former director received $8,700 in cash compensation for services provided as a member of the Company’s Board of Directors. On April 15, 2020, this director resigned as a member of the Company’s Board of Directors and its committees. Options issued to him expired on July 15, 2020, which is further described in Note of 8 these financial statements.

During the nine months ended September 30, 2020, the Company issued an aggregate of 7,350 shares of the Company’s common stock to members of the Company’s Board for services rendered.

Note 6-Fair Value of Financial Assets

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

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2020 and December 31, 2019:

	Fair value measured at September 30, 2020
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,290,022	$1,290,022	$-	$-

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

Note 7-Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19  based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement  pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and shall have the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option shall expire 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. As such, the Company accounts for those investments under the equity method. There was no significant change in HaloVax’s operations from March 23, 2020 to September 30, 2020.

Note 8-Stockholders’ Equity

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the nine months ended September 30, 2020, the Company issued an aggregate of 7,350 shares of the Company’s common stock to members of the Company’s Board for services rendered.

Public Offering of Securities

On March 24, 2020 (the “UA Effective Date”), the Company entered into an underwriting agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the representative of the underwriters, relating to a best efforts underwritten public offering of 1,449,275 shares (the “Shares”) of the Company’s common stock at a public offering price of $3.45 per Share. The Company received net proceeds of approximately $4.2 million, after deducting the underwriting discount and offering expenses.

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

On May 21, 2020 (the “Benchmark Effective Date”), the Company entered into an underwriting agreement with The Benchmark Company, LLC (“Benchmark”), as representative of the several underwriters, relating to the public offering of 1,818,182 shares of the Company’s common stock at a price to the public of $2.75 per share. The Company received net proceeds of approximately $4.5 million, after deducting the underwriting discount and offering expenses.

In connection with the offering, the Company issued Benchmark warrants to purchase 90,909 shares of the Company’s common stock. The warrants are exercisable for a period of five years commencing six months from the Benchmark Effective Date at a price per share equal to $2.75 and are exercisable on a “cashless” basis.

Restricted Stock Awards

On April 15, 2020, the Company issued each of two directors 3,333 shares of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan which shares vest in 36 equal monthly installments with the first installment vesting on the date of grant.

A summary of the Company’s restricted stock grants under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) during the nine months ended September 30, 2020 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2019	13,200	$0.25
Granted	6,666	3.00
Vested	(7,350)	0.66
Nonvested at September 30, 2020	12,516	$1.47

As of September 30, 2020, the Company had approximately $12,000 of unrecognized stock-based compensation expense which was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.47 years at September 30, 2020.

Stock Options

On July 8, 2020, the compensation committee of the Board of Directors approved the issuance of ten-year options to purchase up to 49,212 shares of the Company’s common stock at an exercise price of $2.54 per share pursuant to the 2018 Plan to an advisor for services to be rendered. The aggregate grant date fair value of these options was approximately $0.1 million. The stock options vested in full upon grant.

On July 15, 2020, an option to purchase up to 35,000 shares of the Company’s common stock originally issued on December 24, 2019 to a former board member expired after such board member’s resignation from the board effective as of on April 15, 2020.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 21, 2020, the Company’s Board of Directors approved the issuance of ten-year options to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $3.05 per share pursuant to the 2018 Plan to directors and certain officers of the Company in consideration for services rendered. The aggregate grant date fair value of these options was approximately $0.5 million. The stock options vested in full upon grant.

A summary of option activity under the Company’s stock option plan for nine months ended September 30, 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	525,000	$5.32	$457,250	9.4
Employee options issued	200,000	3.05	-	9.8
Non - employee options issued	49,212	2.54	-	9.8
Forfeited	(35,000)	-	-	-
Outstanding as of September 30, 2020	739,212	$4.52	$-	9.0
Options vested and exercisable	739,212	$4.52	$-	9.0

Warrants

Pursuant to the Patent License Agreement between the Company and GW dated February 1, 2020, on February 27, 2020 (the “February Warrant Date of Issuance”), the Company issued GW warrants (the “February Warrants”) to purchase up to 22,988 shares of the Company’s common stock at an exercise price of $4.35 per share. The February Warrants vest as follows: 20% upon the February Warrant Date of Issuance and the balance, or 80% of the February Warrants shall vest in four equal annual installments of 20% on each anniversary of the February Warrant Date of Issuance.

Pursuant to the GW Patent License Agreement between the Company and GW dated August 7, 2020, on August 10, 2020 (the “August Warrant Date of Issuance”), the Company issued GW ten year warrants (the “August Warrants”) to purchase up to 72,463 shares of the Company’s common stock at an exercise price of $2.76 per share. The August Warrants vest as follows: 20% upon the August Warrant Date of Issuance and the balance, or 80% of the August Warrants shall vest in four equal annual installments of 20% on each anniversary of the August Warrant Date of Issuance.

In connection with the public offering of securities discussed above, the Company granted to Laidlaw and Benchmark warrants to purchase up to 72,464 and 90,909 shares of the Company’s common stock, respectively.

A summary of warrant activity for the nine months ended September 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2
Issued	258,824	3.28	-	5.2
Exercised	(56,250)	1.00	-	-
Outstanding as of September 30, 2020	1,235,266	$3.07	$696,334	3.7
Warrants exercisable as of September 30, 2020	1,158,906	$3.07	$696,334	3.7

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Employee stock option awards	$487,963	$-	$487,963	$199,182
Non-employee stock option awards	100,104	-	100,104	-
Employee restricted stock awards	4,475	2,210	12,237	8,499
Non-employee restricted stock awards	-	204,550	-	204,550
Non-employee stock warrant awards	68,590	-	100,605	84,605
	$661,132	$206,760	$700,909	$496,836

Employee related stock-based compensation is recognized as “compensation and related expenses” and non-employee related stock-based compensation is recognized as “professional fees” or “research and development - licenses acquired” in the condensed statements of operations and comprehensive loss.

Note 9-Commitments and contingencies

Office lease

The Company leases office space for approximately $2,000 a month. Rent expense for the nine months ended September 30, 2020 and 2019 was approximately $19,000 and $24,000, respectively.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

Note 10-Risk and Uncertainties

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 11-Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than disclosed.

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

The BioLexa Platform has achieved positive results in its initial pre-clinical studies conducted at the University of Miami. BioLexa’s formulation is a new topical dosage form “repurposing” the antibiotic, enabling it to be developed for use in patients following a special regulatory pathway codified in Section 505(b)(2) of the FDA rules. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon all of the publicly available safety and toxicology data with respect to gentamicin and zinc chelator in our FDA submissions. We will be required to conduct a Phase 2 study to show the safety of the combination in humans and after such Phase 2 study will be required to proceed to Phase 3 pivotal clinical trials. We believe that this path will dramatically reduce the required clinical development effort, costs and risks as compared to what would be required of us if we were required to conduct pre-clinical safety, toxicology and animal studies together with Phase 1 human safety trials required for new chemical entities which are not eligible to be reviewed pursuant to the Section 505(b)(2) regulatory pathway. We estimate that by using the Section 505(b)(2) regulatory pathway, that the clinical development process may be five to six years shorter than is required for a new chemical entity, and the FDA approval process may be six to nine months shorter than the typical eighteen month period, which we believe may result in lower development costs and shorter development time. As of the date hereof, we have not submitted an NDA to the FDA. In September 2018, we attended the first of a planned series of meetings with the FDA to review the requirements for submission and activation of an investigational new drug application (“IND”) with respect to the BioLexa Platform for use in eczema. In preparation for such pre-IND meeting, we prepared and presented to the FDA our proposed Phase 2 clinical trial plan for the treatment of eczema in patients over the age of one year old. As part of our pre-IND meeting, the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. We completed all of the suggested studies in early 2020 and planned for the BioLexa clinical trial phase of development in Australia. We have engaged Novotech (Australia) Pty Limited (“Novotech”) as our local clinical research organization in Australia. Novotech will provide clinical management, data management, biostatistical, medical monitoring, medical writing, pharmacovigilance, regulatory, biodesk and other related services to support clinical trial of BioLexa in humans. On August 13, 2020, we submitted our application for approval to start our clinical trial of BioLexa to the Belberry Human Research Ethics Committee in Australia. We have also engaged Camargo Pharmaceutical Services, LLC (“Camargo”) to assist us with the FDA process required for Section 505(b)(2) applications. Specifically, Camargo has provided and will continue to provide advice and guidance relative to the IND preparation phase for the BioLexa Platform. Camargo will assist us with the refinement of our non-clinical, clinical, clinical pharmacology and biopharmaceutics strategy incorporating the preliminary feedback we received from the FDA during our pre-IND meeting.

We believe that the key elements for our market success with respect to BioLexa include:

●	the proprietary formulation of two FDA-approved drugs to treat bacterial proliferation reduces development time and costs by giving us the ability to rely on safety and efficacy data from the two approved drugs;

●	our proprietary formulation is not a topical corticosteroid, and may not be subject to the same FDA black box warning issues as most commonly prescribed treatments currently in use; and

●	a recent peer-reviewed publication titled “Staphylococcal Bacteria May Cause Eczema, Study Reveals”, published by Dr. Herbert B. Allen, highlights that staph-induced biofilms are the root cause of flare-ups in eczema. Our BioLexa product candidate has been demonstrated to prevent the formation of these biofilms with the promise of delaying or completely arresting flare-ups, rather than merely treating symptoms of a flare-up already underway.

In addition to our license agreement with the University of Cincinnati, we entered into the following agreements:

●	an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by us from the University of Cincinnati may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop atopic dermatitis, such as eczema. We intend to utilize the genetic marker for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

●	an exclusive sublicense agreement (the “Sublicense Agreement”) with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted us an exclusive sublicense to the Licensed Patent Rights (as defined in the Sublicense Agreement) and the Licensed Technology (as defined in the Sublicense Agreement) to, among other things, develop, make and sell the Licensed Products (as defined in the Sublicense Agreement) and to practice the Licensed Technology in the United States and Canada for any and all therapeutic uses related to lupus in human beings, subject to the Field Expansion Rights (as defined in the Sublicense Agreement).

●	a license agreement with North Carolina State University (“NCSU”) pursuant to which NCSU granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to HT-004 for treating allergic diseases.

●	a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 as used in treating side effects from drugs used for the treatment of cancer.

●	a patent license agreement with GW pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to an On-The-Go Sars-CoV-2 Testing Device System.

●	a patent sublicense agreement with Isoprene Pharmaceutics, Inc. (“Isoprene”) pursuant to which Isoprene granted us an exclusive sublicense to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-003 as used to treat dermatological conditions or diseases and dermatology oncology indications.

●	an exclusive license agreement (the “VCU License Agreement”) with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) pursuant to which VCU granted us an exclusive, royalty bearing license (the “VCU License”) to a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import the Licensed Products (as defined in the VCU License Agreement) and perform the Licensed Services (as defined in the VCU License Agreement). In addition, we entered into a Sponsored Project Agreement with VCU for the development of a potential COVID-19 treatment using the VCU License to a novel peptide granted to us by VCU.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Operating Costs and Expenses

Research and Development Expenses

For the three months ended September 30, 2020, research and development expenses were approximately $0.8 million, of which approximately $0.2 million was related to licenses acquired and approximately $0.5 million was related to other research and development expenses.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the three months ended September 30, 2020, General and Administrative Expenses were approximately $1.4 million, which primarily consisted of approximately $0.7 million related to payroll expenses and stock-based compensation, approximately $0.6 million for professional fees and approximately $0.1 million for rent and other expenses.

For the three months ended September 30, 2019, General and Administrative Expenses were approximately $1.2 million, which primarily consisted of approximately $0.3 million related to payroll expenses and stock-based compensation, approximately $0.6 million for professional fees and approximately $0.2 million for other expenses.

We anticipate that our General and Administrative Expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our research and development activities;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with regulatory requirements.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Operating Costs and Expenses

Research and Development Expenses

For the nine months ended September 30, 2020, research and development expenses were approximately $2.7 million, of which approximately $0.6 million was related to licenses acquired and approximately $2.1 million was related to other research and development expenses.

For the nine months ended September 30, 2019, research and development expenses were approximately $1.1 million which primarily consisted of $50,000 related to the Zylö Sublicense Agreement, an aggregate of $10,000 related to a license acquired from the University of Maryland Baltimore and Isoprene and approximately $1.0 million related to other research and development expenses.

Compensation, Professional Fees, Rent and Other

For the nine months ended September 30, 2020, General and Administrative Expenses were approximately $3.8 million, which primarily consisted of approximately $1.2 million related to payroll expenses and stock-based compensation, approximately $2.2 million for professional fees and approximately $0.4 million for other expenses.

For the nine months ended September 30, 2019, General and Administrative Expenses were approximately $2.7 million, which primarily consisted of approximately $0.8 million related to payroll expenses and stock-based compensation, approximately $1.5 million for professional fees and approximately $0.4 million for other expenses.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had cash of approximately $4.1 million, marketable securities of approximately $1.3 million, working capital of approximately $5.2 million and an accumulated deficit of approximately $18.7 million.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2020, net cash used in operations was approximately $5.5 million, which primarily resulted from a net loss of approximately $6.4 million and changes in operating assets and liabilities of approximately $0.2 million, partially offset by approximately $0.5 million research and development expense related with license acquisitions and $0.6 million stock-based compensation.

For the nine months ended September 30, 2019, net cash used in operations was approximately $3.4 million, which primarily resulted from a net loss of approximately $3.8 million and changes in operating assets and liabilities of approximately $0.2 million, partially offset by approximately $0.5 million stock-based compensation.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $1.0 million, which was primarily related to the purchase of marketable securities of $1.5 million and purchase of investments in HaloVax, LLC and Zylö of approximately $0.4 million, partially offset by the sale of marketable securities of approximately $1.1 million.

For the nine months ended September 30, 2019, net cash used in investing activities was approximately $0.9 million, which was related to the purchase of marketable securities of $0.8 million and the purchase of research and development licenses of $70,000.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $8.7 million. The cash provided by financing activities primarily resulted from approximately $8.7 million in net proceeds from the issuance of common stock and warrants.

For the nine months ended September 30, 2019, net cash provided by financing activities was approximately $7.5 million, including approximately $0.2 million restricted cash. The cash provided by financing activities primarily resulted from approximately $5.8 million in net proceeds from our initial public offering (the “IPO”) and approximately $1.6 million in net proceeds from a private offering of an aggregate of 407,474 units with each unit consisting of one share of our common stock and a warrant to purchase one-half share of our common stock. On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses. The $0.2 million restricted cash has been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company has pursuant to its Qualified Independent Underwriter Engagement Agreement.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report, as amended by our Quarterly Reports on Form 10-Q (collectively, the “Reports”). There have been no material changes in our risk factors from those previously disclosed in our Reports. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter months ended September 30, 2020, the Company issued an aggregate of 2,634 shares of the Company’s common stock to members of the Company’s Board for services rendered.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1##	Sponsored Project Agreement by and between the Company and Virginia Commonwealth University (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2020)

10.2##	Sublicense Agreement by and between the Company and Isoprene Pharmaceutics, Inc. dated July 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2020)

10.3+	Employment Agreement by and between the Company and Stefanie Johns dated August 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2020)

10.4##	Sponsored Research Agreement by and between the Company and the George Washington University (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

##	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 10, 2020	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)

