Form 10-K
period 2020-12-31
Hoth Therapeutics, Inc.
filed 2021-03-16
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2020 was $32,175,389  based upon the closing price of the registrant’s common stock of $2.58 on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 11, 2021 was 22,776,940.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated with our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 10  of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

i

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	The marketing approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

●	We rely on or intend to rely on third parties to conduct our clinical trials, to assist us with pre-clinical development and for manufacturing and marketing of our proposed product candidates. If we are not able to secure favorable arrangements with such third parties, or such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products and our business and financial condition could be harmed.

●	Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

●	Our revenue stream will depend upon third-party reimbursement.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risk Related to our Intellectual Property Rights

●	Our business depends upon us securing and protecting critical intellectual property.

●	We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

●	Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

i

Risk Related to our Company

●	We have expanded and may continue to expand, our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

●	Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

●	Certain of our shareholders may have effective control over actions requiring shareholder approval.

General Risk Factors

●	Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

i

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Hoth,” “we,” “us,” and “our” refers to Hoth Therapeutics, Inc. and its subsidiary.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company and were formed in May 2017 to initially focus on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne. Since our formation, we have expanded our business to also focus on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for asthma and allergies using inhalational administration; (iii) a topical treatment for patients with lupus; (iv) a treatment for mast-cell derived cancers and anaphylaxis; and (v) a treatment for lung diseases resulting from bacterial infections. We are also focused on potentially developing a COVID-19 treatment as well as a diagnostic device for the detection of SARS-CoV-2 via a mobile device.

Dermatological Disorders

The BioLexa Platform

We have obtained an exclusive license from the University of Cincinnati to make, use, have made, import, offer for sale, and sell products based upon or involving the use of (i) topical compositions comprising a zinc chelator and gentamicin and (ii) zinc chelators to inhibit biofilm formation (the “BioLexa Platform” or “BioLexa”). The license enables us to develop the platform for any indications in humans.

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

The technology is based on scientific research into the mechanism of Staphylococcus biofilm formation conducted by Andrew B. Herr, PhD at the University of Cincinnati. Dr. Herr conducted multiple in-vitro experiments, or experiments conducted in a controlled environment outside of a living organism, demonstrating that chelation of zinc can prevent Staphylococcus bacteria from forming complex colonies called a biofilm. Biofilms are used by bacteria as a defense mechanism against the host immune response and antibiotics. Prevention of the biofilm formation leaves the bacteria in their planktonic, or single cell state and susceptible to host immune defenses and antibiotic therapy. Dr. Herr’s in-vitro work demonstrating that zinc is an enabler for staph-biofilm formation led to the design and implementation of a series of in-vivo experiments, or experiments conducted using living organisms. These experiments were conducted at the University of Miami using a minipig wound infection model and intended to demonstrate that the combination of zinc removal, or chelation, and broad spectrum antibiotic therapy was more effective than either approach on its own. These positive results supported development of the BioLexa Platform for multiple indications with staph-biofilms as the causative agent.

We intend to develop the BioLexa Platform for use in patients following the Section 505(b)(2) regulatory pathway of the U.S. Food and Drug Administration (“FDA”) rules. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to gentamicin and zinc chelator in our NDA submission to the FDA for marketing approval.

In September 2018, we attended the first of a series of meetings with the FDA to review the requirements for submission and activation of an investigational new drug application (“IND”) with respect to the BioLexa Platform for use in eczema. We prepared and presented to the FDA our proposed first in human clinical trial plan for the treatment of eczema in patients over the age of one year old, and the FDA provided us with general guidance with respect to specific animal studies, dosing schedules and suggested human safety studies before we commence clinical trials in pediatric or adult patients. The FDA requested that safety and efficacy of BioLexa be established in adults prior to investigating pediatric and adolescent patients. Therefore, we planned to conduct our first clinical trial for BioLexa in Australia in order to enroll both adult and adolescents to support future clinical development.

On August 13, 2020, we submitted our application for approval to conduct our clinical trial of BioLexa to the Belberry Human Research Ethics Committee (“HREC”) in Australia and received approval from HREC on December 9, 2020. We have engaged Novotech (Australia) Pty Limited as our local clinical research organization in Australia to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the first in human clinical trial of BioLexa.

We believe that the key elements for our market success with respect to BioLexa include:

●	the proprietary formulation of two FDA-approved drugs to treat bacterial proliferation which may reduce development time and costs by giving us the ability to rely on safety and efficacy data from the two approved drugs;

●	our proprietary formulation is not a topical corticosteroid, and provides a novel mechanism of action and potentially a preferred safety profile as a market differentiator; and

●

the recent literature set forth below reaffirms the critical role that S. aureus plays in the development of atopic dermatitis flare-ups within the international medical community, supporting the targeted mechanism of action of BioLexa.

Shi et al, “MRSA Colonization is Associated with Decreased Skin Commensal Bacteria in Atopic Dermatitis,” Invest Dermatol. 2018.

Blicharz, et al, “Staphylococcus aureus: an underestimated factor in the pathogenesis of atopic dermatitis?,” Adv Dermatol Allergol 2019.

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 which we intend to potentially use for treating dermatological side effects from epidermal growth factor receptor (“EGFR”) inhibitors, and potentially other drugs used for the treatment of cancer. HT-001 is a topical formulation under development for the treatment of patients with rash and skin disorders associated with initial and repeat courses of tyrosine kinase EGFR inhibitor therapy. EGFR inhibitors are used for the treatment of cancers with EGFR up-regulation (such as non-small cell lung cancer, pancreatic cancer, breast cancer and colon cancer); however, EGFR inhibitors are often associated with dose-limiting skin toxicities that can result in the interruption or reduction of treatment. HT-001 is targeted to treat these EGFR-induced skin disorders to allow patients to achieve the best potential outcomes of EGFR therapy. HT-001 has achieved positive results in its initial pre-clinical studies conducted at GW. In December 2020, we submitted a pre-IND meeting request to the FDA with respect to HT-001 as a concomitant therapy with EGFR inhibitors. In preparation for such pre-IND meeting, we prepared and submitted to the FDA our IND-opening clinical trial plan in January 2021, which includes two phase 2 trials conducted in patients. Based on the FDA’s feedback, we intend to advance our IND-enabling activities for HT-001 as planned.

We believe that the key elements for our market success with respect to HT-001 include:

●	To our knowledge, there are currently no drugs approved for the treatment of skin toxicities associated with EFGR inhibitor therapy and 49-100% of patients develop skin toxicities during EGFR inhibitory therapy;

●	The main active ingredient of HT-001 is already approved in oral and IV dosage forms which supports pursuit of the 505(b)(2) regulatory pathway to reduce development time and cost;

●	To our knowledge, there are no current topical formulations available using HT-001’s active ingredient so we believe that there is no direct market competition; and

●	We have the potential to pursue other indications such as chronic pruritus, atopic dermatitis and other skin toxicities that develop from anti-cancer therapies using the HT-001 formulation.

HT-003

On July 30, 2020 (the “Isoprene Effective Date”), we entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene Pharmaceuticals, Inc. (“Isoprene”) pursuant to the commercial evaluation sublicense and option agreement dated March 8, 2019 by and among us, the University of Maryland, Baltimore and Isoprene. Pursuant to the Isoprene Sublicense Agreement, Isoprene granted us an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice certain patent rights for the treatment of dermatological conditions or diseases, referred to as HT-003.

Retinoids, which include Vitamin A (retinol) and its analogues (both synthetic and metabolites), play a critical role in cell signaling and biological processes, including regulation of immune cells and inflammation, signaling pathways that control normal skin maintenance, embryonic development and cell growth/differentiation/repair. Deficiencies in retinoids and their active metabolites have been implicated in a wide variety of diseases. In the skin, retinol deficiency leads to hyperkeratosis and keratinizing metaplasia that is observed in skin disorders like psoriasis and acne. Vitamin A and retinoic acid also play a crucial role in regulating cell proliferation, differentiation, and apoptosis and therefore, altered metabolism of retinoids has been suspected as playing a potential role in tumorigenesis. Accordingly, retinoids have been approved in the US for treatment of acne and psoriasis as well as other therapeutic indications such as acute promyelocytic leukemia and cutaneous T-cell lymphoma; however, the therapeutic use of exogenous retinoids has been limited due to negative effects associated with high systemic concentrations. A new therapeutic approach to increase intracellular retinoic acid (the active metabolite of retinol) potentially without causing negative side effects of exogenous retinoic acid is to use inhibitors of retinoic acid metabolism (collectively, “RAMBAs”), which prolong the presence of retinoic acid. HT-003 is a novel RAMBA under investigation for topical treatment in acne and psoriasis applications.

In December 2019, we entered into a research collaboration agreement with Weill Cornell Medicine for the completion of pre-clinical studies investigating the mechanism of action of HT-003 that was renewed in January 2021 as a result of positive preclinical results. Dr. Jonathan Zippin, M.D., Ph.D., FAAD, Associate Professor of Dermatology at Weill Cornell Medicine and our Senior Scientific Advisor, is the principal investigator for such pre-clinical studies.

The RAMBAs have the potential to be developed as a platform for multiple inflammatory-based indications. Accordingly, on December 22, 2020, we entered into an option agreement to expand the therapeutic indication of the sublicensed RAMBAs from Isoprene. The option agreement includes the investigation of RAMBAs for treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis. Preclinical proof-of-concept studies began in the first quarter of 2021.

HT-005 Z-Pods™

On August 19, 2019, we entered into a sublicense agreement with Zylö Therapeutics, Inc. (“Zylö”) pursuant to which Zylö granted us an exclusive sublicense to certain licensed patent rights and certain licensed technology to, among other things, develop, make and sell certain licensed products and to practice certain licensed technology in the United States and Canada initially with respect to therapeutic uses related to lupus in humans. HT-005 Z-Pods™ include a novel topical delivery matrix (Z-Pods™) loaded with an endogenous ligand with suspected immune-modulating action. Z-Pods™ use patented xerogel-derived nanoparticles for sustained and controlled topical delivery of active pharmaceutical ingredients. In 2020, Zylö completed positive proof of concept data in a lupus mouse model to support further development activities in 2021.

Genetic Marker for Food Allergies

On May 18, 2018, we entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction and (iii) determine an individual’s propensity to develop atopic dermatitis, such as eczema. We intend to utilize the genetic marker in the future for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

Respiratory Products

HT-004

On November 20, 2019, we entered into a license agreement with North Carolina State University (“NC State”) pursuant to which NC State granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to HT-004 for treating allergic diseases. HT-004 is a potential disease-modifying agent that uses exon-skipping oligonucleotide-targeted methods to reduce mast cell responses to immunoglobulin E (IgE)-directed antigens, which is one of the key mechanisms in the pathophysiology of asthma, atopic dermatitis and other allergic diseases. HT-004 is currently under investigation for the treatment of asthma and allergies using inhalational administration.

Preclinical proof-of-concept data was generated in October 2020 supporting efficacy of HT-004 after inhalational delivery in a mouse model. Critical proof-of-concept studies in a humanized mouse model are planned to be conducted in 2021. These studies are being conducted by our Scientific Advisory Board member, Dr. Glenn Cruse, at NC State.

We believe that the key elements for our market success with respect to HT-004 include:

●	To our knowledge, there are currently no disease-modifying agents for asthma or allergy diseases;

●	The active pharmaceutical ingredient in HT-004 is a novel molecular class that we believe would prevent generic competition after commercialization;

●	HT-004 is being developed for inhalational administration by either inhaler or nebulizer for easy access at home by patients; and

●	HT-004 is applicable for both adult and pediatric patient populations with asthma and/or allergies.

HT-006

On December 22, 2020, we entered into a non-exclusive commercial evaluation license agreement with the U.S. Army Medical Research and Development Command (“USAMRDC”), as amended, pursuant to which USAMRDC granted us a non-exclusive commercial evaluation license to HT-006 for the treatment of lung diseases resulting from bacterial infections. We will initially target treatment of serious bacterial infections of the lung, such as hospital-acquired pneumonia (“HAP”) and ventilator-associated pneumonia (“VAP”). Given the indication, we intend to develop HT-006 for inhalational administration.

Both HAP and VAP are considered life-threatening diseases for which current treatment options are limited or not effective against multi-drug resistance bacteria. As such, we intend to pursue streamlined development opportunities under the FDA’s program for “antibacterial therapies for patients with an unmet medical need for the treatment of serious bacterial diseases.” This streamlined program allows for the use of nonclinical animal studies to reduce clinical studies required for approval.

We intend to begin proof-of-concept preclinical testing in the first quarter of 2021.

Cancer Treatments

HT-KIT

We have obtained from NC State an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis; this is being developed as HT-KIT. The HT-KIT drug is designed to more specifically target the receptor tyrosine kinase KIT in mast cells, which is required for the proliferation, survival and differentiation of bone marrow-derived hematopoietic stem cells. Mutations in the KIT pathway have been associated with several human cancers, such as gastrointestinal stromal tumors and mast cell-derived cancers (mast cell leukemia and mast cell sarcoma). Based on the initial proof-of-concept success, we intend to initially target mast cell neoplasms for development of HT-KIT, which is a rare, aggressive cancer with poor prognosis.

The same target, KIT, also plays a key role in mast cell-mediated anaphylaxis, a serious allergic reaction that is rapid in onset and may cause death. Anaphylaxis typically occurs after exposure to an external allergen that results in an immediate and severe immune response. We also intend to pursue the anaphylaxis indication for HT-KIT in parallel to cancer treatment.

COVID-19 Products

HT-002

On May 18, 2020, we entered into an Exclusive License Agreement with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) pursuant to which VCU granted us an exclusive, royalty bearing license to HT-002, a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Peptide”) and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import certain licensed products and perform certain licensed services. On June 29, 2020, we entered into a Sponsored Project Agreement with VCU for the development of a potential COVID-19 treatment using the VCU Peptide.

Proof-of-Concept preclinical studies are expected to be completed in 2021.

VaxCelerate SARS-CoV-2 Vaccine

On March 23, 2020, we entered into a Royalty and Development Agreement (the “Voltron Agreement”) with Voltron Therapeutics, Inc. (“Voltron”), pursuant to which we formed a joint venture entity named HaloVax, LLC (“HaloVax”), to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital) (“Mass Gen”). The SARS-CoV-2 vaccine is being developed using VaxCelerate, a self-assembling vaccine platform licensed from Mass Gen by HaloVax. VaxCelerate offers two unique elements to combat SARS-CoV-2: a fixed immune adjuvant and variable immune targeting, the combination which is designed to illicit a robust, protective immune response.

Critical IND-enabling preclinical studies are planned to be completed in 2021.

On-the-Go Sars-Cov-2 Testing Device

On August 7, 2020, we entered into a patent license agreement (the “GW Patent License Agreement”) with GW pursuant to which GW granted us an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of SARS-CoV-2. Specifically, the GW Patent License Agreement permits us to make, have made, use, import, offer for sale and sell certain licensed products in the field of virus sensing and detection. On September 17, 2020, we entered into a sponsored research agreement with GW relating to the development of a diagnostic device for the detection of SARS-CoV-2 via a mobile device as an aid in the diagnosis of the COVID-19 infection.

Product Development Pipeline

The following table summarizes our product development pipeline.

Competition

The biopharmaceutical industry utilizes rapidly advancing technologies and is characterized by intense competition. There is also a strong emphasis on intellectual property and proprietary products. In the segment of the biopharmaceutical industry, competition from different sources including major biopharmaceutical companies, academic institutions, government agencies, and public and private research institutions will continue. Many of our competitors have significantly greater financial resources and expertise in product candidate development and may have progressed further toward approval and marketing. In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Manufacturing and Supply

We do not have any manufacturing capability and therefore we currently rely on and intend to continue to rely on contract manufacturing organizations to produce our product candidates in accordance with regulatory requirements.

Commercialization

Our success depends not only on the successful development and approval of our products candidates but also on the commercialization of our potential products. If and when our product candidates receive regulatory approval, we intend to engage third-parties such as pharmaceutical and biotechnology companies for the commercialization of our products.

Intellectual Property Portfolio

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

We intend to cement our market exclusivity in conjunction with our formulation-development partners through additional patents based on the pharmaceutical and clinical characteristics of our product candidates in the proprietary formulation and through the introduction of line extensions such as combination drugs and new formulations.

In addition to any granted patents, our products may be eligible for market exclusivity to run concurrently with the term of the patent for three and a half years in the U.S. pursuant to the Hatch-Waxman Act and pediatric exclusivity guideline and up to ten years of market exclusivity in the E.U. which includes eight years of data exclusivity and two years of market exclusivity from the date we file an NDA or the European equivalent referred to as Marketing Authorization Application.

Government Regulations

Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of pharmaceutical products, including biological products, and medical devices, such as those being developed by us. In the U.S., the FDA regulates such products under the FDCA and the Public Health Services Act and implements related regulations. Failure to comply with applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

U.S. Food and Drug Administration Regulations

United States Drug Development

In the United States, the FDA regulates drugs (including biological products, such as vaccines), medical devices and combinations of drugs and devices, or combination products, under the FDCA and its implementing regulations. These products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, requests for voluntary product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive pre-clinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and other clinical study related regulations, sometimes referred to as good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its proposed indication;

●	submission to the FDA of an NDA or biologics license application (“BLA”);

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s current good manufacturing practice (“cGMP”) requirements;

●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and

●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

●	Phase 2. Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an Institutional Review Board (“IRB”), which oversees the conduct of clinical trials, can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the study. The clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

FDA Review Process

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, or BLA for a biological product, requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of a substantial user fee, and the sponsor of an approved NDA or BLA is also subject to an annual program user fee; although a waiver of such fee may be obtained under certain limited circumstances.

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

The review and evaluation of an NDA or BLA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

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

There is no assurance that the FDA will ultimately approve a product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA or BLA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 clinical trials to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals, including the requirement for a risk evaluation and mitigation strategy (“REMS”), to assure the safe use of the drug.

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

A 505(b)(2) application may be submitted for a new chemical entity (“NCE”) when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference.

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

United States Medical Device Regulation

Medical devices, including diagnostic test devices, also are subject to extensive and rigorous regulation by the FDA under the FDCA, as well as other federal and state regulatory bodies in the United States, and laws and regulations of foreign authorities in other countries. FDA requirements specific to medical devices are wide ranging and govern, among other things, the design, development and manufacturing, human clinical trials, preclearance or approval, advertising and promotion, and product import and export. Unless an exemption applies, medical devices distributed in the United States must receive either premarket clearance under Section 510(k) of the FDCA or premarket approval of a premarket application (“PMA”). During the COVID-19 public health emergency, the FDA has authorized COVID-19 diagnostic tests under its Emergency Use Authorization authority. Medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Medical devices deemed to pose relatively low risk are placed in either Class I or II. Class II devices generally require the manufacturer to submit a premarket notification under Section 510(k) of the FDCA requesting permission for commercial distribution. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices are placed in Class III requiring PMA approval.

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

Employees

As of March 11, 2021, we employed a total of 3 full-time employees, 1 employee consultant, and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We were incorporated in May 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the years ended December 31, 2020 and 2019 were $7,197,816 and $7,704,636, respectively, and our accumulated deficit as of December 31, 2020 and 2019 was $19,413,458 and $12,215,642, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our product candidates. We cannot provide any assurances that any revenues that we may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our operations and the development and commercialization of our product candidates.

Our business or operations may change in a manner that may consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, commercialize our product candidates, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding on favorable terms, if at all.

If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale back or eliminate our research and development activities, clinical studies or operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain intellectual property, technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

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

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

We are dependent upon the clinical success of our licensed products and technologies. If we are unable to generate revenues from our licensed products and technologies, our ability to create shareholder value may be limited.

We do not currently generate revenues from any of our product candidates, and we may not be successful in obtaining regulatory approvals to commence our clinical trials. If we do not obtain such approvals, the time in which we expect to commence clinical programs for our product candidates will be extended and such extension may increase our expenses and our need for additional capital. Moreover, there is no guarantee that our clinical trials will be successful or that we will continue clinical development in support of an approval from the regulatory agencies for any indication. We note that most drug candidates never reach the clinical stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

Although we have entered into the Voltron Agreement pursuant to which we and HaloVax intend to jointly develop products to prevent COVID-19, no assurance can be given as to when, if ever, we will be able to develop any products for such purpose and if developed that such products will be successfully commercialized.

On March 23, 2020, we entered into the Voltron Agreement pursuant to which we and HaloVax will work to jointly develop potential products candidates to prevent COVID-19; however, no assurance can be given as to when, if ever, we will be able to develop any products for such purpose. Furthermore, we are subject to risks including, but not limited to, the following with respect to the development of a treatment for COVID-19:

●	the Emergency Use Authorization marketing approval processes of the FDA are lengthy, time consuming and inherently unpredictable, and we cannot guarantee that we will ever have a marketable product;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit;

●	to be commercially successful, physicians must be persuaded that using our products are effective alternatives to other existing therapies and treatments;

●	we may depend on third parties for manufacturing our proposed product candidates and any conflicts with such partners could delay or prevent the development or commercialization of such product candidates;

●	if third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our clinical studies could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses;

●	adverse events involving our products may lead the FDA to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results; and

●	if we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

If our joint venture with HaloVax is not successful or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our potential products.

On March 23, 2020, we entered into the Voltron Agreement to form a joint venture entity named HaloVax to jointly develop potential product candidates for the prevention of the COVID-19 based upon certain technology that had been exclusively licensed by Voltron from Mass Gen. Pursuant to the terms of the Voltron Agreement we are entitled to receive sales-based royalties at low single digit percentages. In addition, on March 23, 2020 and May 28, 2020, we entered into membership purchase agreements with HaloVax pursuant to which we purchased 5% and 1% of HaloVax’s outstanding membership interests, respectively. Furthermore, we shall contribute proceeds of the development of products to prevent COVID-19. If and to the extent we and HaloVax are unable to develop potential product candidates for the prevention of COVID-19, we will not be entitled to any sale-based royalties the value of our ownership interest in HaloVax could decline in which case we may lose all or part of our investment in HaloVax.

While Voltron has agreed to cooperate and use commercially reasonable efforts to exchange information and resources that will lead to the development activities, and established a Joint Development Committee consisting of seven members, two of which were selected by us, to plan, review, coordinate and oversee the performance of the development activities and timelines with respect to development activities, we have limited contractual rights to direct its activities. Moreover, we will not have any other control with respect to the operations of HaloVax. Therefore, HaloVax will have a greater influence with respect to its commercialization efforts and other operations. In general, our joint venture with HaloVax subjects us to a number of related risks including that:

●	we may not receive sales-based royalties pursuant to the terms of the Voltron Agreement;

●	we may not be successful in the development of any product candidates;

●	HaloVax may not commit sufficient resources to the marketing and distribution of our products;

●	HaloVax may infringe the intellectual property rights of third parties, which may expose us to litigation and other potential liability;

●	disputes may arise between us and HaloVax that result in the delay or termination of the commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources including, but not limited to, disputes with respect to commercializing products upon terms mutually agreeable or beneficial to us and HaloVax;

●	any products, if developed, will be sold or licensed on terms that are beneficial to us;

●	HaloVax may not provide us with timely and accurate information regarding commercialization status or results, which could adversely impact our ability to manage our own commercialization efforts, accurately forecast financial results or provide timely information to our shareholders regarding our commercialization efforts; and

●	if any product candidates are successfully developed that we will be able to commercialize such products upon terms mutually agreeable or beneficial to us and HaloVax.

The marketing approval process of the FDA is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

None of the product candidates we intend to develop have gained marketing authorization, approval or clearance in the U.S. or elsewhere, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States or elsewhere without first obtaining approval from regulatory agencies such as the FDA to market each product candidate. Our product candidates could fail to receive marketing approval for many reasons, including among others:

●	the FDA or other regulatory agencies may disagree with the design or implementation of our clinical trials;

●	the FDA could determine that we cannot rely on Section 505(b)(2) for any of our product candidates; and

●	the FDA may determine that we have identified the wrong reference listed drug or drugs or that approval of our Section 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the reference listed drug or drugs.

In addition, the process of seeking regulatory clearance or approval to market the product candidates we intend to develop is expensive and time consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed. If we are not successful in obtaining timely clearance or approval of our product candidates from the FDA or other foreign regulatory agencies, we may never be able to generate significant revenue and may be forced to cease operations. The NDA process is costly, lengthy and uncertain. Any NDA application filed by us will have to be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

Obtaining clearances or approvals from the FDA and from regulatory agencies in other countries is an expensive and time consuming process and is uncertain as to outcome. The FDA and other agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory agencies will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA, Therapeutics Goods Administration  (“TGA”), European Medicines Agency (“EMA”), or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, TGA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We must successfully complete clinical trials for our product candidates before we can apply for marketing approval. Even if we complete our clinical trials, it does not assure marketing approval. Our pre-clinical trials may be unsuccessful, which would materially harm our business. Even if our initial pre-clinical trials are successful, we are required to conduct clinical trials to establish our product candidates’ safety and efficacy, before a marketing application (NDA or BLA or their foreign equivalents) can be filed with the FDA, the EMA, or comparable foreign regulatory authorities for marketing approval of our product candidates.

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

Our success depends on the receipt of regulatory approval and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

●	the results of nonclinical or toxicology studies may not support the filing of an IND or foreign equivalent for our product candidates;

●	the FDA, EMA, or comparable foreign regulatory authorities or IRBs or ECs may disagree with the design or implementation of our clinical trials;

●	we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;

●	the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, EMA, or other regulatory agencies for marketing approval;

●	the dosing of our product candidates in a particular clinical trial may not be at an optimal level;

●	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;

●	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other marketing application or to obtain regulatory approval in the United States or elsewhere;

●	the requirement for additional studies;

●	the FDA, EMA, or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the approval policies or regulations of the FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	the FDA, EMA, or comparable foreign regulatory authorities may disagree on the design or implementation of our clinical trials, including the methodology used in our studies, our chosen endpoints, our statistical analysis, or our proposed product indication;

●	our failure to demonstrate to the satisfaction of the FDA, EMA, or comparable regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	we may fail to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	immunogenicity might affect a product candidate’s efficacy and/or safety;

●	the FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;

●	data collected from clinical trials of our product candidates may be insufficient to support the submission and filing of a marketing application or to obtain marketing approval. For example, the FDA may require additional studies to show that our product candidates are safe or effective;

●	we may fail to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies;

●	there may be changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval; or

●	the FDA, EMA or comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our product candidates in any indication will prevent us from commercializing our product candidates, and our ability to generate revenue will be materially impaired.

If we are unable to submit an application for product candidate approval under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to the safety and efficacy of a product candidate in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

We may seek marketing authorization in the United States under Section 505(b)(2) of the FDCA which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval and may require us to generate additional data to support the safety and efficacy of a product candidate. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

We may not be able to obtain shortened review of our applications, and the FDA may not agree that a product candidate qualifies for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet anticipated or reasonable development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval. If the FDA changes its interpretation of Section 505(b)(2) allowing reliance on data in a previously approved drug application owned by a third party, or there is a change in the law affecting Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit.

Modifications to our products may require new drug or device approvals.

Once a particular product receives FDA approval or clearance, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals or clearances, including additional IND and NDA/BLA submissions or premarket approvals before we can begin clinical development, and/or prior to marketing and sales. If the FDA requires new clearances or approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and harm our operating results. If the products are already being used for these new indications, we may also be subject to significant enforcement actions. Conducting clinical trials and obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; and proximity of patients to clinical sites; ability to comply with the eligibility and exclusion criteria for participation in the clinical trial; and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

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

Serious injury or death resulting from a failure of one of our drug candidates during clinical trials could also result in the FDA delaying our clinical trials or denying or delaying clearance or approval of a product candidate. Even though an adverse event may not be the result of the failure of our drug candidate, the FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events.

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

We rely on third parties to conduct our clinical trials and to assist us with pre-clinical development. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates, and we must rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations, meet expected deadlines or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. The occurrence of any of the foregoing may adversely affect our business, operating results and prospects.

The future results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our drug candidate claims or that the FDA or foreign regulatory agencies will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our drug candidates are safe and effective for the proposed indicated uses. If the FDA or other regulatory agencies conclude that the clinical trials for any of our product candidates has failed to demonstrate safety and effectiveness, we would not receive clearance from the FDA or other regulatory agencies to market that product in the United States or internationally for the indications sought.

In addition, such an outcome could cause us to abandon the product candidate and might delay development of other product candidates. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. In addition, our clinical trials may involve a relatively small patient population. Because of the small sample size, our results may not be indicative of future results.

Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

The manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for any product candidate for which we obtain regulatory approval will be subject to continued regulatory review, oversight and periodic inspections by the FDA. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations and International Standards Organization (“ISO”) regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce these regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, enforcement actions by the FDA.

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

We will not manufacture any of our proposed product candidates for commercial sale nor do we have the resources necessary to do so. In addition, we currently do not have the capability to market our drug products ourselves. In addition to our internal sales force efforts, we have contracted with and intend to continue to contract with specialized manufacturing companies to manufacture our proposed product candidates and partner with larger pharmaceutical companies for commercialization of our products. In connection with our efforts to commercialize our proposed product candidates, we will seek to secure favorable arrangements with third parties to distribute, promote, market and sell our proposed product candidates. If our internal sales force is unable to successfully distribute, market and promote our product candidates and we are not able to secure favorable commercial terms or arrangements with third parties for the distribution, marketing, promotion and sales of our proposed product candidates, we may have to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our proposed drug candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our proposed product candidates, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

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

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities thereby giving other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

The FDA’s policy with respect to Emergency Use Authorizations is evolving and may limit the ability for medical products, including , to be eligible for commercialization under an Emergency Use Authorization.

We intend to submit applications to FDA for Emergency Use Authorization (“EUA”) for our COVID-19 products. The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions during the COVID-19 public health emergency. If we are granted an EUA for our COVID-19 products, we would be able to commercialize the products prior to FDA clearance or approval. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for an EUA and require additional pre-clinical, clinical or other studies and refuse to approve our application. In addition, the FDA may revoke an EUA where it is determined that the public health emergency no longer exists or warrants such authorization, and therefore we cannot predict how long any authorized EUA would remain in place. Further, the FDA’s policy with respect to EUAs related to COVID-19 is evolving and may in the future limit the ability for medical products, including our products, to be eligible for an EUA.

Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

Our product candidates face, and will continue to face, intense competition from large pharmaceutical companies, as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have and may develop products and technologies that will compete with our products and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines, (ii) make greater investments in research and development and (iii) carry on larger research and development initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us.

Adverse events involving our products may lead the FDA or other regulatory agencies to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results.

Once a product receives clearance or approval, the agency has the authority to require the recall of commercialized products in the event of adverse side effects, material deficiencies or defects in design or manufacture. With respect to the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the product would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of adverse side effects, impurities or other product contamination, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. In addition, the FDA requires that certain classifications of recalls be reported to FDA within ten working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

●

the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician's immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

●

the federal Health Insurance Portability and Accountability Act of 1996, the Health Information and Technology for Economic and Clinical Health Act and their implementing regulations at 45 C.F.R. Parts 160, 162 and 164, as amended (“HIPAA”) which imposes certain requirements relating to the privacy, security and transmission of protected health information which includes individually identifiable health information, demographic data, medical histories and test results;

●	the FDCA which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●	state law equivalents of each of the above federal laws, such as, Stark Law, anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

If a third-party contract manufacturing organization (“CMO”) upon whom we rely to formulate and manufacture our product candidates does not perform, fails to manufacture according to our specifications or fails to comply with strict regulations, our pre-clinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We rely on and intend to continue to rely on CMOs to formulate and manufacture our pre-clinical and clinical materials. Our reliance on a CMO exposes us to a number of risks, any of which could delay or prevent the completion of our pre-clinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

●	our CMO failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

●	our CMO failing to manufacture our product candidate according to our specifications, the FDA’s cGMP requirements, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

●	our CMO being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it may adversely affect the cost of our product candidates. We cannot assure you that our CMO will be able to manufacture our product candidates at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

●	our CMO placing a priority on the manufacture of their own products, or other customers’ products;

●	our CMO failing to perform as agreed upon or not remain in business; and

●	our CMO’s plants being closed as a result of regulatory sanctions, natural disasters, health epidemics or otherwise.

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration and corresponding state and foreign agencies to ensure strict compliance with FDA mandated cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our CMO’s compliance with these regulations and standards. Failure by any of our CMOs, or us, to comply with applicable regulations could result in sanctions being imposed on us or the CMOs. These sanctions may include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

In the event that we need to change our CMOs, our pre-clinical studies, clinical trials or the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Various steps in the manufacture of our product candidates may need to be sole-sourced. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further pre-clinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future CMOs may be difficult for us and could be costly, which could result in our inability to manufacture our product candidates for an extended period of time and therefore a delay in the development of our product candidates. Further, in order to maintain our development time lines in the event of a change in our CMOs, we may incur significantly higher costs to manufacture our product candidates.

Healthcare Reform in the United States.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Most recently, the Affordable Care Act (“ACA”) was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. The Administration has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.

Many of the details regarding the implementation of the ACA are yet to be determined, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicates that the incoming Biden Administration may significantly modify the ACA and potentially revoke any changes implemented by the Trump Administration. It is also possible that President Biden will further reform the ACA and other federal programs in manner that may impact our operations. The  Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase the scrutiny on drug pricing.

Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the tax penalty on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate.” Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unclear when a decision will be made. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, the Biden administration, including his nominee for Secretary of DHHS, has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

Further, there is uncertainty surrounding the applicability of the biosimilars provisions under the ACA. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars. A number of biosimilar applications have been approved over the past few years. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way pharmaceutical manufacturers conduct their business and may require changes to current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

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

Additionally, there are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed, notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

Risks Relating to Our Intellectual Property Rights

We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

We have entered into and may, in the future, enter into license and sublicense agreements with respect to our product candidates. We have limited control over the activities of our licensors, and we rely upon our licensors to protect their intellectual property, including the patents covered by our licenses. We cannot be certain that activities conducted by our licensors have been or will be conducted in compliance with applicable laws and regulations. Furthermore, we have no or limited control or input over whether, and in what manner, our licensors may enforce or defend the patents that we license against a third-party. Our licensors may defend the patents we license less vigorously than if we had enforced or defended the patents ourselves. Furthermore, our licensors may not necessarily seek enforcement in scenarios in which we would feel that enforcement was in our best interests. For example, our licensors may not enforce the patents against a competitor of ours who is not a direct competitor of such licensor. If our in-licensed intellectual property is found to be invalid or unenforceable, then our licensors may not be able to enforce the patents against a competitor of ours. Moreover, if we fail to meet our obligations under our license agreements, the licensor may terminate the license agreement. Furthermore, if we fail to meet our obligations under our sublicense agreements or our sublicensor fails to meet its obligations to the licensor, such licensor may terminate the license agreement thereby terminating our sublicense agreement.

Our business depends upon us securing and protecting critical intellectual property.

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

We or our licensors have applied for and will continue to apply for patents for certain products. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents for medical use, manufacture, conjugation and labeling of any of our product candidates may adversely affect our business and operations.

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

Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

We may seek to obtain market clearance for in foreign markets that we deem to generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences. If we were to experience any of the difficulties listed above, or any other difficulties, our international development activities and our overall financial condition may suffer and cause us to reduce or discontinue our international development and registration efforts.

We may not be successful in hiring and retaining key employees, including executive officers.

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of each member of our management team. Accordingly, if any member of our management team were to terminate their employment with us, such departure may have a material adverse effect on our business. In addition, our future success depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified financial, managerial, technical, clinical and regulatory personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently do not have product liability insurance coverage but we intend to obtain such insurance. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA or other regulatory agency and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

Our business may be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

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

We currently utilize third parties to, among other things, manufacture raw materials. If either any third-party parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

In the event of a shelter-in-place order or other mandated local travel restrictions, our employees conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidates;

●	changes in the development status of our product candidates;

●	any delays or adverse developments or perceived adverse developments with respect to a regulatory agency’s review of our planned pre-clinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

●	unanticipated safety concerns related to the use of our product candidates;

●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control, including, but not limited to, pandemics such as COVID-19, war, or other acts of God.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our shareholders and otherwise disrupt our operations and adversely affect our operating results.

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

As of March 11, 2021, our directors, executive officers, certain of our shareholders and their respective affiliates, beneficially own approximately 39.88% of our outstanding shares of common stock. As a result, these shareholders acting together, may have the ability to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these shareholders, acting together, may have the ability to control the management and affairs of our Company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 11, 2021. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 11, 2021, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock which were previously issued were converted into common stock at the time of our initial public offering and 1,897,520 shares of Series A Preferred Stock remain authorized. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or its directors, officers, employees or agents.

Our Amended and Restated Bylaws provide that unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for state law claims with respect to: (i) any derivative action or proceeding brought in the name or right of us or on our behalf, (ii) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee or agent to us or our shareholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A or any provision of our Articles of Incorporation or Amended and Restated Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of our Articles of Incorporation or Amended and Restated Bylaws. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or agents, which may discourage such lawsuits against us and our directors, officers, other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 1 Rockefeller Plaza, Suite 1039, New York, NY 10020. We lease our office for approximately $2,500 per month pursuant to a lease which terminates on July 31, 2022. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 11, 2021, there were 157 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On July 21, 2020, the Board of Directors issued officers and directors options to purchase up to 200,000 shares of the Company’s common stock pursuant to the Company’s 2018 equity incentive plan at an exercise price of $3.05 per share for services rendered.

From October to December 2020, the Company issued an aggregate of 2,082 shares of the Company’s common stock, which shares were subject to a vesting schedule, to members of the Company’s Board of Directors for services rendered.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company and were formed in May 2017 to initially focus on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne. Since our formation, we have expanded our business to also focus on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for asthma and allergies using inhalational administration; (iii) a topical treatment for patients with lupus; (iv) a treatment for mast-cell derived cancers and anaphylaxis; and (v) a treatment for lung diseases resulting from bacterial infections. We are also focused on potentially developing a COVID-19 treatment as well as a diagnostic device for the detection of SARS-CoV-2 via a mobile device.

Dermatological Disorders

The BioLexa Platform

We have obtained an exclusive license from the University of Cincinnati to make, use, have made, import, offer for sale, and sell products based upon or involving the use of BioLexa Platform which is a proprietary, patented, drug compound platform for the treatment of eczema. It combines an FDA-approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts. We intend to initially use the BioLexa Platform to develop two different topical cream products: (i) a product to treat eczema and (ii) a product that reduces post-procedure infections, accelerates healing and improves clinical outcomes for patients undergoing aesthetic dermatology procedures. We intend to develop the BioLexa Platform for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules which permits us rely upon publicly available data with respect to gentamicin and zinc chelator in our NDA submission to the FDA for marketing approval. Based on our meetings with the FDA, we plan to conduct our first clinical trial for BioLexa in Australia in order to enroll both adult and adolescents to support future clinical development before conducting trials on pediatric patients.

HT-001

On February 1, 2020, we entered into a patent license agreement with GW pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 which we intend to potentially use for treating dermatological side effects from EGFR inhibitors, and potentially other drugs used for the treatment of cancer.

HT-003

On July 30, 2020, we entered into the Isoprene Sublicense Agreement with Isoprene pursuant to which Isoprene granted us an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice certain patent rights for the treatment of dermatological conditions or diseases, referred to as HT-003.

In December 2019, we entered into a research collaboration agreement with Weill Cornell Medicine for the completion of pre-clinical studies investigating the mechanism of action of HT-003 that was renewed in January 2021 as a result of positive preclinical results, and on December 22, 2020, we entered into an option agreement to expand the therapeutic indication of the sublicensed RAMBAs from Isoprene. The option agreement includes the investigation of RAMBAs for treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.

HT-005 Z-Pods™

On August 19, 2019, we entered into a sublicense agreement with Zylö pursuant to which Zylö granted us an exclusive sublicense to certain licensed patent rights and certain licensed technology to, among other things, develop, make and sell certain licensed products and to practice certain licensed technology in the United States and Canada initially with respect to therapeutic uses related to lupus in humans.

Genetic Marker for Food Allergies

On May 18, 2018, we entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction and (iii) determine an individual’s propensity to develop atopic dermatitis, such as eczema. We intend to utilize the genetic marker in the future for purposes of determining an individual’s propensity to develop eczema as well as to identify and treat allergies in at-risk infants.

Respiratory Products

HT-004

On November 20, 2019, we entered into a license agreement with NC State pursuant to which NC State granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to HT-004 for treating allergic diseases. HT-004 is currently under investigation for the treatment of asthma and allergies using inhalational administration.

HT-006

On December 22, 2020, we entered into a non-exclusive commercial evaluation license agreement with USAMRDC, as amended, pursuant to which USAMRDC granted us a non-exclusive commercial evaluation license to HT-006 for the treatment of lung diseases resulting from bacterial infections. We will initially target treatment of serious bacterial infections of the lung, such as HAP and VAP. Given the indication, we intend to develop HT-006 for inhalational administration.

Cancer Treatments

HT-KIT

We have obtained from NC State an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis; this is being developed as HT-KIT. We intend to initially target mast cell neoplasms for development of HT-KIT, which is a rare, aggressive cancer with poor prognosis. In addition, we intend pursue the anaphylaxis indication for HT-KIT in parallel to cancer treatment.

COVID-19 Products

HT-002

On May 18, 2020, we entered into an Exclusive License Agreement with the VCU pursuant to which VCU granted us an exclusive, royalty bearing license to HT-002, a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import certain licensed products and perform certain licensed services. On June 29, 2020, we entered into a Sponsored Project Agreement with VCU for the development of a potential COVID-19 treatment using the VCU Peptide.

VaxCelerate SARS-CoV-2 Vaccine

On March 23, 2020, we entered into the Voltron Agreement with Voltron pursuant to which we formed a joint venture entity named HaloVax to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from Mass Gen. The SARS-CoV-2 vaccine is being developed using VaxCelerate, a self-assembling vaccine platform licensed from Mass Gen by HaloVax. VaxCelerate offers two unique elements to combat SARS-CoV-2: a fixed immune adjuvant and variable immune targeting, the combination which is designed to illicit a robust, protective immune response.

On-the-Go Sars-Cov-2 Testing Device

On August 7, 2020, we entered into the GW Patent License Agreement with GW pursuant to which GW granted us an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of SARS-CoV-2. Specifically, the GW Patent License Agreement permits us to make, have made, use, import, offer for sale and sell certain licensed products in the field of virus sensing and detection. On September 17, 2020, we entered into a sponsored research agreement with GW relating to the development of a diagnostic device for the detection of SARS-CoV-2 via a mobile device as an aid in the diagnosis of the COVID-19 infection.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2020 and 2019

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2020, research and development expenses were approximately $2.9 million, of which approximately $0.6 million was related to licenses acquired and approximately $2.3 million was related to other research and development expenses.

For the year ended December 31, 2019, research and development expenses were approximately $2.1 million which primarily consisted of $50,000 related to the Zylö Sublicense Agreement, $10,000 related to a license acquired from UMB and Isoprene, $25,000 related to a license acquired from the NC State, and approximately $2.0 million related to other research and development expenses.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities and regulatory approvals.

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the year ended December 31, 2020, General and Administrative Expenses were approximately $4.4 million, which primarily consisted of approximately $1.5 million related to payroll expenses and stock-based compensation, approximately $2.5 million for professional fees and approximately $0.5 million for other expenses.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we had approximately $2.6 million in cash, marketable securities of $2.1 million, current liabilities of $0.3 million and an accumulated deficit of approximately $19.4 million.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $21 million (if all milestones in all of our current agreements are achieved). See Note 3 to the consolidated financial statements for discussion of our agreements with third parties.

Cash Flows from Operating Activities

For the year ended December 31, 2020, net cash used in operations was approximately $6.1 million, which primarily resulted from a net loss of approximately $7.2 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.5 million research and development expense related to license acquisitions and $0.7 million of stock-based compensation.

For the year ended December 31, 2019, net cash used in operations was approximately $4.9 million, which primarily resulted from a net loss of approximately $7.7 million, partially offset by approximately $2.5 million of stock-based compensation and changes in operating assets and liabilities of approximately $0.2 million.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was approximately $1.8 million, which was primarily related to the purchase of marketable securities of approximately $2.3 million and purchase of investments in HaloVax, LLC and Zylö of approximately $0.4 million, partially offset by the sale of marketable securities of approximately $1.1 million.

For the year ended December 31, 2019, net cash used in investing activities was approximately $0.9 million, which was related to the purchase of marketable securities of $0.8 million and the purchase of research and development licenses of $0.1 million.

Cash Flows from Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was approximately $8.7 million. The cash provided by financing activities primarily resulted from approximately $8.7 million in net proceeds from the issuance of common stock and warrants.

For the year ended December 31, 2019, net cash provided by financing activities was approximately $7.5 million, including approximately $0.2 million restricted cash. The cash provided by financing activities primarily resulted from approximately $5.8 million in net proceeds from our initial public offering (the “IPO”) and approximately $1.6 million in net proceeds from a private offering of an aggregate of 407,474 units with each unit consisting of one share of our common stock and a warrant to purchase one-half share of our common stock. On February 20, 2019, we closed the IPO pursuant to which we issued 1,250,000 shares of our common stock for net proceeds of approximately $5.8 million, after deducting underwriting discounts and commissions and offering expenses. The $0.2 million restricted cash had been deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations we had pursuant to our Qualified Independent Underwriter Engagement Agreement.

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

We plan to pursue our plans with respect to the research and development of our pre-clinical products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. We currently do not expect to generate any revenue.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or any commitments or contractual obligations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of stock options and the valuation allowance of deferred tax assets resulting from net operating losses. We base our estimates and assumptions on current facts, our limited historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income taxes

Income taxes are recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”) which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between our financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Significant Accounting Policies

See Note 2 to the consolidated financial statements for a discussion of recent accounting policies.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

Thee consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
New York, New York
March 16, 2021

Hoth Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$2,629,670	$1,690,866
Marketable equity securities, at fair value	2,063,236	803,664
Prepaid expenses	89,836	110,072
Deferred offering cost	-	30,484
Total current assets	4,782,742	2,635,086

Note receivable	50,000	-
Property and equipment, net	-	1,043
Investment in joint venture	410,000	-
Restricted cash	-	200,000
Total assets	$5,242,742	$2,836,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$129,469	$403,885
Accrued expenses	128,180	36,236
Accrued license fee - current portion	54,500	-
Total current liabilities	312,149	440,121

Accrued license fee	285,000	-
Total liabilities	597,149	440,121

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 and 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 13,438,535 and 10,119,844 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,343	1,012
Additional paid-in-capital	24,073,059	14,610,638
Accumulated deficit	(19,413,458)	(12,215,642)
Accumulated other comprehensive loss	(15,351)	-
Total stockholders’ equity	4,645,593	2,396,008
Total liabilities and stockholders’ equity	$5,242,742	$2,836,129

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31,
	2020	2019

Operating costs and expenses
Research and development	$2,281,363	$2,025,120
Research and development - licenses acquired (including stock-based compensation)	607,562	95,000
Compensation and related expenses (including stock-based compensation)	1,454,478	2,932,933
Professional fees (including stock-based compensation)	2,478,493	2,091,745
Rent	25,871	31,622
Other expenses	454,207	538,577
Total operating expenses	7,301,974	7,714,997
Loss from operations	(7,301,974)	(7,714,997)

Other income
Other income, net	104,158	10,636
Loss on foreign currency exchange	-	(275)
Total other income	104,158	10,361

Net loss	$(7,197,816)	$(7,704,636)
Other comprehensive loss
Foreign currency translation adjustment	(15,351)	-
Total comprehensive loss	$(7,213,167)	$(7,704,636)

Net loss per share applicable to common stockholders - basic and diluted	$(0.58)	$(0.84)
Weighted average number of common shares outstanding, basic and diluted	12,362,833	9,164,577

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2018	5,071,400	$507	$4,665,154	$(4,511,006)	$-	$154,965
Conversion of preferred stock to common stock upon completion of the IPO	3,102,480	310	-	-	-	-
Issuance of common stock in the IPO (net of offering costs of $1,159,833)	1,250,000	125	5,840,042	-	-	5,840,167
Issuance of common stock and warrants (net of offering costs of $426,990)	407,424	41	1,610,089	-	-	1,610,130
Cashless warrant exercise	223,877	22	(22)	-	-	-
Warrant exercise	16,333	2	161	-	-	163
Stock-based compensation	48,330	5	2,495,214	-	-	2,495,219
Net loss	-	-	-	(7,704,636)	-	(7,704,636)
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$-	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	-	4,193,756
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Cancellation of common stock	(15,000)	(2)	2	-	-	-
Warrant exercise	56,250	6	56,244	-	-	56,250
Stock-based compensation	9,984	-	737,746	-	-	737,746
Cumulative translation adjustment	-	-	-	-	(15,351)	(15,351)
Net loss	-	-	-	(7,197,816)	-	(7,197,816)
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Years Ended Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,197,816)	$(7,704,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,043	1,225
Research and development-acquired license, expensed	506,957	95,000
Stock-based compensation	737,746	2,495,219
Realized loss on marketable securities	1,177	-
Unrealized gain on marketable securities	(50,553)	(3,664)
Changes in assets and liabilities:
Prepaid expenses	20,236	(97,716)
Accounts payable	(151,988)	267,357
Net cash used in operating activities	(6,133,198)	(4,947,215)

Cash flows from investing activities
Purchase of investments in joint venture	(410,000)	-
Purchase of research and development licenses	(167,457)	(95,000)
Purchase of marketable securities	(2,300,015)	(800,000)
Purchase of convertible promissory note in Isoprene	(50,000)	-
Sale of marketable securities	1,089,819	-
Net cash used in investing activities	(1,837,653)	(895,000)

Cash flows from financing activities
Proceeds from issuance of common stock in the IPO, net of offering cost	-	5,840,167
Proceeds from issuance common stock and warrants, net of offering cost	4,193,756	1,610,130
Proceeds from issuance common stock, net of offering cost	4,475,000	-
Proceeds from exercise of warrants	56,250	163
Net cash provided by financing activities	8,725,006	7,450,460

Effect of exchange rate changes on cash and cash equivalents	(15,351)	-

Net increase in cash	738,804	1,608,245
Cash and restricted cash, beginning of period	1,890,866	282,621

Cash and restricted cash, end of period	$2,629,670	$1,890,866

Non-cash investing and financing activities
Conversion of preferred stock to common stock upon completion of the IPO	$-	$310
Cancellation and retirement of common stock	$2	$-
Cashless warrant exercise	$-	$22
Offering cost included in accrued expenses	$-	$30,484

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1—Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company which was formed to initially focus on developing new generation therapies for dermatological disorders including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne. Since its formation, the Company expanded its business to also focus on developing a topical formulation for treating side effects from drugs used for the treatment of cancer; a treatment for asthma and allergies using inhalational administration; a topical treatment for patients with lupus; a treatment for mast-cell derived cancers and anaphylaxis; and a treatment for lung diseases resulting from bacterial infections. The Company is focused on potentially developing a COVID-19 treatment as well as a diagnostic device for the detection of SARS-CoV-2 via a mobile device.

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

The Company’s current cash is sufficient to fund operations for at least the next 12 months from the date that these financial statements are available to be issued. However, the Company will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

Note 2—Significant accounting policies

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2020 and 2019.

Restricted cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the year ended December 31, 2019 on a retrospective basis. The following is a summary of the Company’s cash and restricted cash total as presented in the consolidated statements of cash flows for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Cash	$2,629,670	$1,690,866
Restricted cash	-	200,000
Total cash and restricted cash	$2,629,670	$1,890,866

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

Deferred offering costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with the Company’s initial public offering (“IPO”) as well as other private equity offerings are capitalized as current assets on the consolidated balance sheet. Upon the closing of the offerings, the deferred offering costs are offset against the offering proceeds. Approximately $0 and $30,000 of such offering costs were accrued but unpaid at December 31, 2020 and 2019, respectively.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Investment in joint venture

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in Accounting Standards Codification (“ASC”) 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint venture is further described in Note of 7 these consolidated financial statements.

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

The following table presents the Company’s assets and liabilities that are measured at fair value at December 31, 2020 and   2019:

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,063,236	$2,063,236	$-	$-

	Fair value measured at December 31, 2019
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$803,664	$803,664	$-	$-

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

Effective January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

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

	As of December 31,
Potentially dilutive securities	2020	2019
Warrants	1,235,266	1,032,692
Options	689,212	525,000
Non-vested restricted stock awards	9,882	13,200
Total	1,934,360	1,570,892

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

Note 3—License agreements

The following summarizes the Company’s research and development expenses for licenses acquired during the years ended December 31, 2020 and 2019:

	For the years ended December 31,
	2020	2019
Chelexa Biosciences, Inc. and the University of Cincinnati	$10,000	$-
The George Washington University	169,012	2,500
University of Maryland and Isoprene Pharmaceuticals, Inc.	35,000	10,000
North Carolina State University	-	25,000
University of Cincinnati	26,550	7,500
U.S. Army Medical Research and Development Command	2,000	-
Virginia Commonwealth University	365,000	-
Zylö Therapeutics, Inc.	-	50,000
	$607,562	$95,000

Chelexa Biosciences, Inc. and the University of Cincinnati

On May 14, 2020, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa assigned to the Company its rights and obligations in and liabilities under its license agreement with the University of Cincinnati dated February 27, 2013, as amended (the “University of Cincinnati License Agreement”). In consideration for the assignment, the Company agreed to forgive all amounts due to it by Chelexa and to pay to Chelexa certain royalty payments.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2020 the Company paid $5,000 for the annual license maintenance fee and $5,000 for the yearly minimum annual royalty fee.

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

On June 28, 2019 (the “Effective Date”), the Company and GW entered into a research option agreement (the “Research Option Agreement”) pursuant to which GW granted the Company an option (the “Option”) until April 30, 2020 to acquire an exclusive license to certain products made or used by the Company (the “GW Licensed Product”) that involve certain patents owned by GW (the “Licensed Patents”). On February 1, 2020, the Company exercised the Option and entered into a patent license agreement (the “Patent License Agreement”) with GW. On the Effective Date, the Company paid GW $2,500, and on February 27, 2020, the Company paid GW $10,000 as a license initiation fee. Until the first commercial sale of the GW Licensed Product, the Company shall pay (i) $75,000 per year for the development and commercialization of the GW Licensed Product, (ii) $2,000 for license maintenance fees on the first anniversary of the Effective Date and (iii) $5,000 for license maintenance fees commencing on the second anniversary of the Effective Date and thereafter. Furthermore, the Company shall be required to pay GW a sublicense fee equal to a certain percentage of the sum of payments plus the fair market value of all other consideration of any kind received by the Company from sublicensees during each quarter as follows: a 40% sublicense fee until the first anniversary of the Effective Date, a 30% sublicense fee until the third anniversary of the Effective Date and a 20% sublicense fee after the third anniversary of the Effective Date; provided, however, such sublicense fee shall exclude certain fees paid to the Company such as certain royalties, equity investments, loan proceeds and sponsored research funding. The Company shall also pay GW milestone payments of up to an aggregate of $90,000 and sales-based royalties at a low single digit percentage, subject to certain minimum royalty requirements. In addition, during each Option Exercise Period and Renewal Period (as defined in the Research Option Agreement) the Company shall pay GW, on a quarterly basis, for all costs and expenses related to the Licensed Patents.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

On September 17, 2020, the Company entered into a Sponsored Research Agreement (the “Agreement”) with GW effective as of September 1, 2020 (the “Agreement Effective Date”). The Agreement relates to the development of a diagnostic device for the detection of SARS-CoV-2 via a mobile device as an aid in the diagnosis of the COVID-19 infection. The Agreement commences on the Agreement Effective Date and terminates on July 31, 2021 unless such term is extended or terminated by the parties. Pursuant to the Agreement, the Company shall pay GW up to a mid-six figure fee for all research costs.

During the year ended December 31, 2020 the Company paid $10,000 for license initiation fee, $10,000 for option exercise fee and approximately $15,000 patent related expense. The Company also recorded an expense of approximately $134,000 related with warrants granted to GW pursuant to Patent License Agreement.

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

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

In March 2019, the Company recorded an expense of an aggregate of $10,000 for the initial option and materials access fee. During the year ended 2020, the Company paid a total of $30,000 for the license fee. At December 31, 2020, the Company accrued a $5,000 for an upfront license payment.

On December 2, 2020, Hoth Therapeutics, Inc. (the “Company”) entered into an option agreement (the “Option Agreement”) with Isoprene Pharmaceutics, Inc. (“Isoprene”), pursuant to which the Company will have an exclusive option, until June 2, 2021, to negotiate an exclusive, royalty-bearing and limited term license with respect to certain previously sublicensed intellectual property for the diagnosis and treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis. This Option Agreement is based upon, and potentially expands, the fields of use in which the Company can license certain Isoprene intellectual property that is the subject of the Company’s existing Sublicense Agreement, dated July 30, 2020, with Isoprene, and the Master License Agreement, dated July 8, 2020, by and between Isoprene and the University of Maryland, Baltimore.

During the year ended December 31, 2020 the Company paid $10,000 for license fee and $20,000 for the option exercise fee. As of December 31, 2020, the Company accrued a $5,000 for an upfront license payment.

North Carolina State University

On November 20, 2019 (the “NC State Effective Date”), the Company entered into a license agreement with North Carolina State University (“NC State”) pursuant to which NC State granted the Company an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to HT-004 for treating allergic diseases. The term of the license agreement shall commence on the NC State Effective Date and shall continue until the date of the expiration of the last to expire patent right granted pursuant to the license agreement unless terminated earlier pursuant to the terms of the agreement. Pursuant to the terms of the license agreement, the Company paid NC State a one-time license fee $25,000 and is also required to pay (i) sales-based royalties at a low single digit percentage, (ii) minimum royalties ranging from $0 to $50,000 and (iii) milestone payments of up to $585,000.

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

Pursuant to the terms of the exclusive license agreement, the Company paid the University of Cincinnati a minimum annual royalty fee of $5,000 and has agreed to pay the University of Cincinnati an annual license fee of $5,000 initially due and payable within 30 days of the one year anniversary of the exclusive license agreement and every year thereafter and milestone payments of up to $120,000. The exclusive license agreement will continue until the later of (i) the date upon which a valid claim pursuant to the terms of the exclusive license agreement expires or (ii) ten years after the first commercial sale or unless earlier terminated pursuant to the terms of the exclusive license agreement.

During the year ended December 31, 2020, the Company paid a total of $2,500 for the annual license maintenance fee, $5,000 for the yearly minimum annual royalty fee and approximately $2,000 for patent expense reimbursement. As of December 31, 2020, the Company accrued a $17,500 for an upfront license payment.

U.S. Army Medical Research and Development Command

On December 11, 2020, the Company entered into a commercial evaluation license agreement with U.S. Army Medical Research and Development Command (“USAMRDC”). This agreement was amended on January 12, 2021 to clarify that the license entered into is with Walter Reed Army Institute of Research, a subsidiary of USAMRDC.

As of December 31, 2020, the Company accrued a $2,000 for an upfront license payment.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Virginia Commonwealth University

On May 18, 2020 (the “VCU Effective Date”), the Company entered into an Exclusive License Agreement (the “VCU License Agreement”) with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”). Pursuant to the VCU License Agreement, VCU granted the Company an exclusive, royalty bearing license to a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Licensed Patent”) and a non-exclusive royalty bearing, worldwide license with respect to the Licensed Technical Information Patents (as defined in the VCU License Agreement) to make, have made, use, offer to sell, sell and import the Licensed Products (as defined in the VCU License Agreement) and perform the Licensed Services (as defined in the VCU License Agreement). The VCU License Agreement commenced on the VCU Effective Date and shall continue until the expiration of the last to expire VCU Licensed Patent unless terminated earlier pursuant to the terms of the agreement. Pursuant to the VCU License Agreement, the Company shall pay VCU: (i) an upfront license issue fee, (ii) running royalty payments at a low single digit percentage of Net Sales (as defined in the VCU License Agreement), (iii) annual maintenance fees commencing on the first anniversary of the VCU Effective Date, (iv) annual minimum payments ranging from the mid five figures to low six figures commencing on the second anniversary of the VCU Effective Date and (v) milestone payments ranging from the mid five figures to low six figures. In addition, the Company has agreed to reimburse VCU for certain patent filing and prosecution costs.

On June 29, 2020, the Company entered into a Sponsored Project Agreement (the “VCU Sponsored Project Agreement”) with VCU for the development of a potential COVID-19 treatment using the license to a novel peptide granted to the Company by VCU. The VCU Sponsored Project Agreement shall terminate on January 9, 2021, unless earlier terminated pursuant to the terms thereof.

In May 2020, the Company paid the signing fee of $50,000 upon execution of the VCU License Agreement. The Company also accrued $285,000 for five years of annual minimum payments and $30,000 for annual maintenance fees.

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

Note 4—Note Receivable

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

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 5—Related Party

A former director of the Company, is also the Executive Chairman of Chelexa. During the year ended December 31, 2020, that director received $22,500 in cash compensation for services provided as a member of the Company’s board of directors. On September 30, 2020, this director resigned as a member of the Company’s board of directors. Options issued to him expired on December 30, 2020. During the year ended December 31, 2019, that director received $30,000 in cash compensation for services provided as a board member and $5,000 cash compensation for his services as a member of the Company’s Scientific Advisory Board. The Company also granted him options to purchase up to 35,000 of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan.

A former director of the Company, is also the Chief Executive Officer, Principal Accounting and Financial Officer and a member of the board of directors of AIkido Pharma Inc. During the year ended December 31, 2020, that director received $8,736 in cash compensation for services provided as a member of the Company’s board of directors. On April 15, 2020, this director resigned as a member of the Company’s board of directors. Options issued to him expired on July 15, 2020. During the year ended December 31, 2019, that director received $30,000 in cash compensation for services provided as a board member. The Company also granted such director options to purchase up to 35,000 shares of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan.

Note 6—Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2020 and 2019, which are recorded as a component of other income (expenses) on the consolidated statements of operations, are as follows:

	For the years ended December 31,
	2020	2019
Unrealized gain	$50,553	$3,664
Realized loss	(1,177)	-
Dividend income	31,152	6,947
Interest income	8	25
	$80,536	$10,636

Note 7—Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. The Company accounts for the foregoing investments under the equity method. There was no significant change in HaloVax’s operations from March 23, 2020 to December 31, 2020.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 8—Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2020, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Convertible Preferred Stock of which 3,102,480 shares which were previously issued were converted into common stock at the time of the Company’s IPO.

The shares of Series A Convertible Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host.

Common Shares

On February 15, 2019, the Company announced the pricing of its IPO of 1,250,000 shares of its common stock at an initial offering price to the public of $5.60 per share. The Company issued an aggregate of 1,250,000 shares of common stock and received net proceeds of $5.8 million from the IPO.

On January 15, 2020, pursuant to the termination and general release agreement between the Company and FON Consulting LLC dated January 7, 2020, 15,000 of the shares of common stock originally issued to FON Consulting LLC were cancelled.

On February 5, 2020, the Company issued 12,500 shares of common stock upon exercise of warrants issued to an investor on January 19, 2018, which resulted in gross proceeds of $12,500.

On March 6, 2020, the Company issued 25,000 shares of common stock upon exercise of warrants issued to an investor on December 14, 2017, which resulted in gross proceeds of $25,000.

On May 18, 2020, the Company issued 6,250 shares of common stock upon exercise of warrants issued to an investor on February 2, 2018, which resulted in gross proceeds of $6,250.

On June 3, 2020, the Company issued 12,500 shares of common stock upon exercise of warrants issued to an investor on November 20, 2017, which resulted in gross proceeds of $12,500.

During the year ended December 31, 2020, the Company issued an aggregate of 9,984 shares of the Company’s common stock to members of the Company’s Board for services rendered.

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

In connection with the offering, on March 26, 2020, the Company issued Laidlaw warrants to purchase up to 72,464 shares of the Company’s common stock. The warrants are exercisable for a period of five years from the UA Effective Date at a price per share equal to $4.14, subject to adjustment, and may be exercised on a cashless basis. The Company reimbursed Laidlaw for certain of its out-of-pocket expenses incurred in connection with the offering.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

On May 21, 2020, the Company entered into an underwriting agreement with The Benchmark Company, LLC (“Benchmark”), as representative of the several underwriters, relating to the public offering of 1,818,182 shares of the Company’s common stock at a price to the public of $2.75 per share. The Company received net proceeds of approximately $4.5 million, after deducting the underwriting discount and offering expenses.

In connection with the offering, on May 27, 2020 (the “Benchmark Issue Date”), the Company issued Benchmark warrants to purchase up to 90,909 shares of the Company’s common stock. The warrants are exercisable for a period of five years commencing six months from the Benchmark Issue Date at a price per share equal to $2.75, subject to adjustment, and may be exercised on a cashless basis.

Private Placement of Securities

On August 16, 2019 (the “Closing Date”), the Company entered into subscription agreements (the “Subscription Agreements”) and unit purchase agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which it sold units (the “Units”) for aggregate gross proceeds of $2,037,120,   exclusive of placement agent commission and fees and offering and transaction expenses (the “Offering”). Each Unit was sold at an offering price of $5.00 per Unit and consisted of (i) one share of the Company’s common stock and (ii) a warrant (the “2019 Warrant”) to purchase one-half share of common stock.

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

The Company has determined that the 2019 Warrants should be accounted as a component of stockholders’ equity. For the 2019 Warrants issued on August 16, 2019, the Company estimated the relative fair value of the warrants at $0.8 million using the Black-Scholes option pricing model using the following primary assumptions: fair value of common stock underlying the warrants ranges from $2.55 to $4.33, expected life ranges from 2.0 to 5.0 years, volatility rate ranges from 107.30% to 110.08%, risk-free interest rate ranges from 1.42% to 1.48% and expected dividend rate of 0%.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) was adopted by the Company’s board of directors on May 4, 2018 and by its shareholders on May 4, 2018. The Company has reserved 1,000,000 shares of common stock for issuance pursuant to the 2018 Plan.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the years ended December 31, 2020 and 2019 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2018	21,530	$0.25
Granted	40,000	5.11
Vested	(48,330)	3.97
Nonvested at December 31, 2019	13,200	$0.25
Granted	6,666	3.00
Vested	(9,984)	0.49
Nonvested at December 31, 2020	9,882	$1.86

As of December 31, 2020, approximately $9,000 of unrecognized stock-based compensation expense related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.9 years at December 31, 2020.

Stock Options

The fair value of options granted in 2020 and 2019 was estimated using the following assumptions:

	For the years ended December 31,
	2020	2019
Exercise price	$2.54-3.05	$5.26-$5.88
Term (years)	9.52-9.56	4.18-9.98
Expected stock price volatility	114.2%-114.5%	111.2%-112.1%
Risk-free rate of interest	0.29%	1.75%-2.52%

A summary of option activity under the Company’s stock option plan for years ended December 31, 2020 and 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	525,000	$5.32	$457,250	9.4
Employee options issued	200,000	3.05	-	8.8
Non - employee options issued	49,212	2.54	-	9.5
Forfeited	(85,000)	-	-	-
Outstanding as of December 31, 2020	689,212	$4.52	$-	8.8
Options vested and exercisable	689,212	$4.52	$-	8.8

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock Based Compensation

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was approximately $0.7 million and $2.5 million, respectively, and comprised of the following:

	For the years ended December 31,
	2020	2019
Employee stock option awards	$487,963	$2,195,812
Non-employee stock option awards	100,104	-
Employee restricted stock awards	15,510	10,252
Non-employee restricted stock awards	-	204,550
Non-employee stock warrant awards	134,169	84,605
	$737,746	$2,495,219

Employee and director related stock-based compensation was included in compensation and related expenses, and non-employee related stock-based compensation was included in professional fees on the consolidated statements of operations.

Warrants

Pursuant to the Patent License Agreement between the Company and GW dated February 1, 2020, on February 27, 2020 (the “February Warrant Date of Issuance”), the Company issued GW ten year warrants (the “February Warrants”) to purchase up to 22,988 shares of the Company’s common stock at an exercise price of $4.35 per share. The February Warrants vest as follows: 20% on the February Warrant Date of Issuance and the balance, or 80% of the February Warrants, vest in four equal annual installments of 20% on each anniversary of the February Warrant Date of Issuance.

Pursuant to the GW Patent License Agreement between the Company and GW dated August 7, 2020, on August 10, 2020 (the “August Warrant Date of Issuance”), the Company issued GW ten year warrants (the “August Warrants”) to purchase up to 72,463 shares of the Company’s common stock at an exercise price of $2.76 per share. The August Warrants vest as follows: 20% on the August Warrant Date of Issuance and the balance, or 80% of the August Warrants, shall vest in four equal annual installments of 20% on each anniversary of the August Warrant Date of Issuance.

In connection with the public offering of securities discussed above, the Company granted to Laidlaw and Benchmark warrants to purchase up to 72,464 and 90,909 shares of the Company’s common stock, respectively.

A summary of warrant activity for the years ended December 31, 2020 and 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	991,367	$1.00	$-	5.9
Issued	331,155	6.90	100,938	4.1
Exercised	(289,830)	0.94	-	-
Outstanding as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2
Issued	258,824	3.28	-	4.9
Exercised	(56,250)	1.00	-	-
Outstanding as of December 31, 2020	1,235,266	$3.07	$696,334	3.4
Warrants exercisable as of December 31, 2020	1,158,906	$3.07	$696,334	3.5

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 9—Commitments and contingencies

Office lease

The Company leases office space for approximately $2,500 a month. Rent expense for the years ended December 31, 2020 and 2019 was approximately $25,000 and $32,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 10—Income taxes

The table below presents the components of the provision for taxes:

	As of December 31,
	2020	2019
Current
US Federal	$-	$-
US State	-	-
Total current provision	-	-
Deferred
US Federal	1,489,095	1,686,735
US State	-	-
Total deferred benefit	1,489,095	1,686,735
Change in valuation allowance	(1,489,095)	(1,686,735)
Total provision for income taxes	$-	$-

At December 31, 2020 and 2019, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$3,336,268	$1,975,501
License acquired	139,487	133,182
Stock Compensation	549,387	427,558
Total deferred income tax assets	4,025,142	2,536,241

Deferred income tax assets liabilities:
Prepaids	-	-
Depreciation fixed assets	63	(132)
Total deferred income tax liabilities	63	(132)

Net deferred income tax assets	4,025,205	2,536,109
Valuation allowance	(4,025,205)	(2,536,109)
Deferred tax asset, net of allowance	$-	$-

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the year ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019
Statutory federal income tax rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	0.0%	0.0%
Return to Provison	0.0%	(1.3)%
Other	0.3%	0.4%
Change in valuation allowance	20.7%	22.0%
Income taxes provision (benefit)	-%	-%

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2020, the Company has net operating loss carryforwards of approximately $15.9 million available to reduce future taxable income, if any, for Federal and state income tax purposes. Approximately $1.5 million of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the years ended December 31, 2018 and 2019 of approximately $14.4 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income.

At December 31, 2020 and 2019, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the Federal and state tax authorities from the date of utilization of the net operating loss.

Note 10—Risk and Uncertainties

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. The Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus and the actions to contain the Coronavirus or treat its impact, among others.

As a result of the continuing spread of the Coronavirus, certain aspects of the Company’s business operations have been delayed, and the Company may be subject to additional delays or interruptions. Specifically, as a result of the shelter-in-place orders and other mandated local travel restrictions, among other things, the research and development activities of certain of the Company’s partners may be affected, which may result in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials, if delayed, will resume at this time or the revised timeline to complete trials once resumed.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the Coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and the Company may be unable to conduct its clinical trials. Further, if the spread of the Coronavirus pandemic continues and the Company’s operations are adversely impacted, the Company risks a delay, default and/or nonperformance under existing agreements which may increase its costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company currently utilizes third parties to, among other things, manufacture raw materials. If any third-party party in the supply chain for materials used in the production of the Company’s product candidates are adversely impacted by restrictions resulting from the Coronavirus outbreak, the Company’s supply chain may be disrupted, limiting the Company’s ability to manufacture its product candidates for its clinical trials and research and development.

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

Note 12—Subsequent Events

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Plan by 671,926 shares effective as of January 1, 2021 such that as of January 1, 2021, the Company had an aggregate of 1,671,926 shares of common stock reserved for issuance pursuant to the 2018 Plan.

On January 5, 2021, the Company entered into a Securities Purchase Agreement with certain accredited investors identified on the signature pages thereto (the “Purchasers”) pursuant to which the Company offered and sold to the Purchasers an aggregate of 2,475,248 shares of its common stock and warrants to purchase up to 1,237,624 shares of common stock in a private placement for aggregate gross proceeds to the Company of $5 million, before deducting estimated offering expenses payable by the Company. The combined purchase price for each share of common stock and accompanying warrant to purchase 0.5 of a share of common stock was $2.02. The closing of the offering occurred on January 7, 2021.Each warrant is immediately exercisable for a period of five years at an exercise price of $2.25 per Warrant Share, subject to adjustment, and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued Benchmark Company, LLC warrants to purchase up to 185,644 shares of common stock. Benchmark’s warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $2.25 per share, subject to adjustment.

On February 25, 2021, the Company entered into an exclusive, worldwide, royalty bearing license with NC State pursuant to which NC State granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis.

On March 8, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which it offered and sold to the purchaser 6,826,962 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 767,975 shares of common stock and warrants (the “Common Stock Warrants”) to purchase up to 7,594,937 shares of common stock. in a private placement for aggregate gross proceeds to the Company of $15 million, before deducting estimated offering expenses payable by the Company. The combined purchase price for each share of common stock and accompanying warrant was $1.975. The closing of the offering occurred on March 10, 2021. Each warrant is immediately exercisable for a period of five years at an exercise price of $2.25 per warrant share, subject to adjustment, and may be exercised on a cashless basis. Each Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised by means of a cashless exercise. In addition, pursuant to the terms of the offering, the Company issued H.C. Wainwright & Co., LLC warrants to purchase up to 379,747 shares of common stock. The warrants are exercisable for a period of three years from the issuance date at an exercise price of $2.4688 per share, subject to adjustment and may be exercised by means of a cashless exercise.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on such criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Robb Knie	52	President, Chief Executive Officer and Director
David Briones	44	Chief Financial Officer
Stefanie Johns	36	Chief Scientific Officer
Wayne Linsley	64	Director
Vadim Mats	36	Director
David B. Sarnoff	53	Director
Graig Springer	41	Director

The business background and certain other information about our directors and executive officers is set forth below.

Robb Knie

Robb Knie has served as President and Chief Executive Officer and as a director of the Company since May 2017 and served as our principal financial and accounting officer from June 2018 until March 2019. Since October 15, 2020, Mr. Knie has served as the Chief Executive Officer, Chief Financial Officer and chairman of the board of directors of FoxWayne Enterprises Acquisition Corp. (Nasdaq: FOXW). Mr. Knie served as the President of Lifeline Industries Inc. since its inception in 1995. From 2002 to 2010 he was a Semiconductor Analyst for PAW Partners. From 1993 until 1995, Mr. Knie served as Northeast Regional Manager of American Express Financial Advisors. Mr. Knie has served as a board member for Nasdaq-listed companies. He has been featured on Bloomberg, The Wall Street Journal and Forbes Magazine as an Independent Equity Analyst. Mr. Knie has over 20 years of equity markets experience. Mr. Knie has been a member of the American Chemical Society, Institute of Electrical and Electronics Engineers, as well as The National Alliance for Youth Sports. We believe that Mr. Knie is qualified to serve as a director because of his business and leadership experience and experience as a board member of public companies in the healthcare industry.

David Briones

David Briones has served as Chief Financial Officer of the Company since March 2019 and has over nineteen years of public accounting and executive level experience. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Since May 2018, Mr. Briones has served as Executive Chair of Zovis Pharmaceuticals, and since October 2010, he has served as the managing member and founder of Brio Financial Group, LLC, a financial reporting consulting firm. In addition, since August 2013, Mr. Briones shas served as Chief Financial Officer of Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients from January 2018 to July 2020. From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Since May 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc (OTC Pink: UNQL). Mr. Briones received a bachelors of science degree in accounting from Fairfield University.

Stefanie Johns

Stefanie Johns has served as Chief Scientific Officer of the Company since September 2020. Prior to serving as our Chief Scientific Officer, from February 2019 to September 2020, Dr. Johns served as a member of the Company’s Scientific Advisory Board, and from May 2020 to September 2020, she served as a consultant of the Company. In addition, Dr. Johns has worked in the biopharmaceutical and medical device industries for more than eight years, and has experience spanning drug, biologic, medical device, and in vitro diagnostic device products in US and global markets. From January to September 2020, Dr. Johns served as Director, Regulatory Affairs of Enable Injections, Inc., and from January 2019 until January 2020, she served as Associate Director, Regulatory Affairs of Enable Injections, Inc., an investigational-stage company developing and manufacturing on-body subcutaneous infusion delivery systems. From December 2018 until August 2018, Dr. Johns served as Manager, Regulatory Strategy of Camargo Pharmaceutical Services, LLC (“Camargo”) and from July 2016 until August 2018, she served as Scientific Regulator Specialist of Camargo, a company specializing in complex drug development programs. From June 2013 through June 2016, Dr. Johns served as Regulatory Affairs and Design Assurance Associate of Meridian Bioscience Inc., a producer and distributor of diagnostic test kits. In addition, Dr. Johns previously served as Program Manager, Xavier Health Initiatives for Xavier University and a Graduate Research Assistant for the University of Cincinnati. Dr. Johns received her bachelors of science degree in biological sciences from Wright State University and her Ph.D. in biochemistry from the University of Cincinnati College of Medicine.

Wayne Linsley

Wayne D. Linsley has served as a director of the Company since April 2020. Since September 2014, Mr. Linsley has served as the Vice President of Operations of CFO Oncall, Inc., and from 2011 to 2014 he served as the Director of Operations of CFO Oncall, Inc., a company that provides financial management and CFO services. Prior to CFO Oncall, Inc., Mr. Linsley served as the Managing Member of Flagship Advisory & Management Group, LLC, a management consulting firm, from 2010 to 2011. In addition, since 2019, Mr. Linsley has served as the Chief Executive Officer and sole owner of Executive Outsource Group, Inc., a company that provides financial reporting services. Mr. Linsley has served in various other capacities including Alternate Channels Manager of Mettel; Director of Channel Sales of Impsat, USA; National Accounts Manager of Venali, Inc; and Director of Sales of Broadview Networks. Since January 2020, Mr. Linsley has served as a member of the board of directors of Silo Pharma, Inc. (OTCQB: SILO). Mr. Linsley received his bachelor of business administration degree in accounting/business administration from Siena College. We believe Mr. Linsley is qualified to serve as a member of the Board because he has over forty years of business management experience including accounting, audit support and financial reporting.

Vadim Mats

Vadim Mats has served as a director of the Company since May 2017. Since March 2018, Mr. Mats has served as the Chief Financial Officer and Chief Operating Officer of Grand Private Equity, and since February 2018, he has served as the Founder and Managing Member of BESPOKECFO. From June 2010 to December 2016, Mr. Mats was Chief Financial Officer of Whalehaven Capital. Mr. Mats also served as the Assistant Controller at Eton Park Capital Management, LP, a multi-strategy fund, from July 2007 to December 2009. From June 2006 to July 2007, Mr. Mats was a Senior Fund Accountant at The Bank of New York Mellon (NYSE: BK), where he was responsible for over fifteen funds. From 2011 until March 2017, Mr. Mats served as Director and Chair of the Audit Committee of Wizard Entertainment Inc. (OTCQB: WIZD). Mr. Mats holds a master of science degree in accounting and finance and a bachelors degree in business administration specializing in finance and investments from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA© Charterholder and a Certified Public Accountant in the State of New York. We believe that Mr. Mats is qualified to serve as a director because of his experience as a board member of a public company and his knowledge with respect to finance, accounting, tax, and operations matters.

David B. Sarnoff

David Sarnoff has served as a director of the Company since August 2018. Since June 2015, Mr. Sarnoff has served as the founder and Principal of Sarnoff Group, LLC, and since January 2019, he has served as the Director of Strategic Partnerships and Executive Leadership Coach at Loeb Leadership. From October 2003 until June 2015, Mr. Sarnoff served as the co-founder and Principal of Morandi, Taub & Sarnoff LLC, an executive search firm, and from July 1998 until October 2003 he served as a Legal Recruiter for Schneider Legal Search, Inc. From August 1994 until July 1998, Mr. Sarnoff served as a litigation associate attorney at Wachtel Missry LLP (formerly known as Gold & Wachtel LLP). Since July 2018, Mr. Sarnoff has served as a member of the advisory committee of the New Jersey Association of School Resource Officers. From January 2015 until January 2018, Mr. Sarnoff served as board President of Fort Lee Board of Education and served as a board member from January 2013 through January 2019. In September of 2020, Mr. Sarnoff was appointed to a three year term on the Diversity, Equity & Inclusion Committee of the New York City Bar Association. Mr. Sarnoff received his Juris Doctor from Rutgers University School of Law and his bachelor of arts from Hofstra University. Mr. Sarnoff is admitted to the New York and New Jersey (retired status) state bars. Mr. Sarnoff is qualified to serve as a director because of his legal experience as well as his extensive experience in executive leadership and business development.

Graig Springer

Graig Springer has served as a director of the Company since February 2020. Since August 2020, Mr. Springer served as a consultant for Brookfield Asset Management in their legal and regulatory department. From May 2019 to August 2019, Mr. Springer assisted with product development and governance at Invesco U.S., an investment management company, and from December 2013 to May 2019, he served in various capacities at OppenheimerFunds, Inc., an investment management company acquired by Invesco U.S., including distribution compliance and product development. In addition, Mr. Springer served on the Sub-Adviser Oversight Committee at OppenheimerFunds, Inc. Mr. Springer received his bachelor of arts from Columbia University and his Juris Doctor from Fordham University School of Law. Mr. Springer also holds a Series 7 and a Series 24 license. Mr. Springer is qualified to serve as a director because of his fifteen years of experience within the financial services industry overseeing and advising firms’ compliance with federal rules and regulations.

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

Our audit committee consists of Wayne Linsley, David Sarnoff and Graig Springer, with Wayne Linsley serving as chair. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Wayne Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Our compensation committee consists of Wayne Linsley, Vadim Mats and David Sarnoff, with Wayne Linsley serving as chair.

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

Our nominating and corporate governance committee consists of Vadim Mats, Graig Springer and David Sarnoff, with Vadim Mats serving as chair.

Our board of directors adopted a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.hoththerapeutics.com.

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board (formerly known as the Technology Advisory Board). The members of such board are as follows: (i) Dr. Richard Granstein, Dr. William Weglicki, and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Andrew Herr, Dr. Jeanne Jordan, Dr. Mona Zaghloul, Dr. Michael Peters, Dr. Glenn Cruse, Dr. Vincent Njar and Sergio Traversa as Non-Medical Doctor members.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2020, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2020.

●	Anthony Hayes failed to report one transaction on time on a Form 4; and

●	AIkido Pharma Inc. (formerly known as Spherix Inc) failed to report 4 transactions on time on a Form 5.

Code of Business Code and Ethics Conduct

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2020 and 2019 to our principal executive officer and one additional officer (collectively, the “named executive officers”):

●	Robb Knie, Chief Executive Officer; and

●	Jane H. Springer, Vice President of Operations.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Robb Knie	2020	350,000	175,000	-	195,186	-	-	-	720,186
Chief Executive Officer and President	2019	350,000	175,000	-	1,050,858	-	-	-	1,575,858

Jane H. Springer	2020	175,000	40,000	-	109,792	-	-	-	324,792
Vice President of Operations	2019	123,780	-	-	210,172	-	-	-	333,952

(1)	The amounts reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718, Accounting for Stock Options and Other Stock-Based Compensation.

(2)	Awards issued pursuant to the Company’s 2018 Equity Incentive Plan.

Outstanding Equity Awards at December 31, 2020

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2020. There were no stock awards or other equity awards outstanding as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	250,000	-	$5.26	12/24/2029
	80,000	-	$3.05	7/21/2030
Jane H. Springer	50,000	-	$5.26	12/24/2029
	45,000	-	$3.05	7/21/2030

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2020. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2020.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats	30,000	-	36,597	-	-	-	66,597
Kenneth Rice(1)	22,500	-	-	-	-	-	22,500
Anthony Hayes(2)	8,736	-	-	-	-	-	8,736
David Sarnoff	30,000	-	36,597	-	-	-	66,597
Graig Springer(3)	25,055	9,999	36,597	-	-	-	71,651
Wayne Linsley(4)	33,264	9,999	36,597	-	-	-	79,860

(1)	Kenneth Rice resigned as a member of the Company’s Board of Directors effective as of September 30, 2020.
(2)	Anthony Hayes resigned as a member of the Company’s Board of Directors effective as of April 15, 2020.
(3)	Graig Springer was appointed as a member of the Company’s Board of Directors effective as of February 28, 2020.
(4)	Wayne Linsley was appointed as a member of the Company’s Board of Directors effective as of April 15, 2020.

Non-Employee Director Compensation Policy

Our directors receive $30,000 cash compensation per year for their service on the board of directors, as well as reimbursement for out-of-pocket expenses with respect to such directors’ attendance at meetings of the board of directors of the Company.

Committee chairs receive an additional one-time $6,000 cash compensation upon appointment for their added services in such roles.

In addition, in July 2020, non-employee directors received options to purchase up to 15,000 shares of the Company’s common stock at an exercise price of $3.05 per share.

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

Jane Springer Employment Agreement

On November 13, 2019, the Company entered into an Amended and Restated Employment Agreement (the “Springer Employment Agreement”) with Jane Springer pursuant to which Mrs. Springer will continue to serve as Vice President of Operations of the Company. The term of the Springer Employment Agreement will continue for a period of one year from the date of execution and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 30 days prior to the expiration of the then effective term. Pursuant to the terms of the Springer Employment Agreement, Mrs. Springer’s base salary was increased to $175,000, and Mrs. Springer shall continue be entitled to earn a bonus, subject to the sole discretion of the Company’s Board. In addition, Mrs. Springer shall continue be eligible to receive awards pursuant to the Company’s equity incentive plans, subject to the sole discretion of the Company’s compensation committee. Mrs. Springer is also entitled to participate in any and all Employee Benefit Plans (as defined in the Springer Employment Agreement), from time to time, that are then in effect along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

The Springer Employment Agreement may be terminated by either the Company or Mrs. Springer at any time and for any reason upon 10 days prior written notice. Upon termination of the Springer Employment Agreement, Mrs. Springer shall be entitled to (i) any equity award that has vested prior to the termination date, (ii) reimbursement of expenses incurred on or prior to such termination date and (iii) such employee benefits to which Mrs. Springer may be entitled as of the termination date (collectively, the “Accrued Amounts”). The Springer Employment Agreement shall also terminate upon Mrs. Springer’s death or the Company may terminate Mrs. Springer’s employment upon her Disability (as defined in the Springer Employment Agreement). Upon the termination of Mrs. Springer’s employment for death or Disability, Mrs. Springer shall be entitled to receive the Accrued Amounts. The Springer Employment Agreement also contains covenants prohibiting Mrs. Springer from disclosing confidential information with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 11, 2021 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Robb Knie	1,363,259	(3)	5.84%
Vadim Mats	120,500	(4)	*
Wayne Linsley	49,104	(5)	*
David Sarnoff	106,597	(6)	*
Jane H. Springer	321,921	(7)	1.40%
Graig Springer	321,921	(8)	1.40%
All Named Executive Officers and Directors as a Group (6 persons)	1,961,381		8.23%
5% or Greater Shareholders :
Intracoastal Capital LLC (9) 245 Palm Trail Delray Beach, FL 33483	2,323,992	(10)	9.99%
Ionic Ventures, LLC (11) 3053 Fillmore St, Suite 256 San Francisco, CA 94123	1,237,625	(12)	5.34%
Armistice Capital Master Fund Ltd. (13) c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, NY 10022	2,270,000	(14)	9.97%
Richard Abbe (15)	1,265,822	(16)	5.56%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 1 Rockefeller Plaza, Suite 1039, New York, New York 10020 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 22,776,940 shares of common stock outstanding on March 11, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 11, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes options to purchase up to 555,000 shares of the Company’s common stock.

(4)	Includes options to purchase up to 83,000 shares of the Company’s common stock.

(5)	Includes options to purchase up to 48,000 shares of the Company’s common stock. Excludes 2,229 shares of common stock which are subject to vesting.

(6)	Includes options to purchase up to 83,000 shares of the Company’s common stock. Excludes 1,403 shares of common stock which are subject to vesting.

(7)	Includes (i) 27,817 shares of the Company’s common stock held by Jane H. Springer, (ii) options to purchase up to 245,000 shares of the Company’s common stock held by Jane H. Springer, (iii) options to purchase up to 48,000 shares of the Company’s common stock held by Graig Springer and (iv) 1,104 shares of the Company’s common stock held by Graig Springer. Excludes 2,229 shares of the Company’s common stock held by Graig Springer which are subject to vesting. Graig Springer is the spouse of Jane H. Springer.

(8)	Includes (i) 1,104 shares of the Company’s common stock held by Graig Springer, (ii) options to purchase up to 48,000 shares of the Company’s common stock held by Graig Springer, (iii) 27,817 shares of the Company’s common stock held by Jane H. Springer and (iv) options to purchase up to 245,000 shares of the Company’s common stock held by Jane H. Springer. Excludes 2,229 shares of the Company’s common stock held by Graig Springer which are subject to vesting. Jane H. Springer is the spouse of Graig Springer.

(9)	Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”), each of whom are managers of Intracoastal Capital LLC (“Intracoastal”), have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities reported herein that are held by Intracoastal.

(10)	Includes (i) 1,057,659 shares of common stock and (ii) warrants to purchase up to 1,352,913 shares of common stock. Excludes warrants to purchase up to 72,287 shares of the Company’s common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(11)	Pursuant to the Schedule 13G filed by Ionic Ventures LLC, Brendan O’Neil and Keith Coulston on January 12, 2021 (the “Ionic Schedule 13G”), Brendan O’Neil and Keith Coulston share voting and dispositive power over the securities held by Ionic Ventures LLC.

(12)	Pursuant to the Iconic Schedule 13G, includes (i) 825,083 shares of common stock and (ii) warrants to purchase up to 412,542 shares of common stock.

(13)	The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the "Master Fund"), and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC ("Armistice Capital"), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice Capital and Steven Boyd disclaim beneficial ownership of the securities except to the extent of their respective pecuniary interests therein.

(14)	Excludes warrants to purchase up to 3,805,950 shares of the Company’s common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

(15)	Richard Abbe is the managing member of Iroquois Capital Investment Group LLC. Mr. Abbe has voting control and investment discretion over securities held by Iroquois Capital Investment Group LLC. As such, Mr. Abbe may be deemed to be the beneficial owner (as determined under Section 13(d) of the Exchange Act) of the shares held by Iroquois Capital Investment Group LLC. Iroquois Capital Management L.L.C. is the investment manager of Iroquois Master Fund, Ltd. Iroquois Capital Management, LLC has voting control and investment discretion over securities held by Iroquois Master Fund. As Managing Members of Iroquois Capital Management, LLC, Richard Abbe and Kimberly Page make voting and investment decisions on behalf of Iroquois Capital Management, LLC in their capacity as investment manager to Iroquois Master Fund Ltd. As a result of the foregoing, Mr. Abbe and Mrs. Page may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the shares held by Iroquois Capital Management and Iroquois Master Fund.

(16)	Includes (i) 911,392 shares of common stock held by Iroquois Master Fund Ltd. and (ii) 354,430 shares of common stock held by Iroquois Capital Investment Group LLC. Excludes (i) warrants to purchase up to 911,392 shares of common stock held by Iroquois Master Fund Ltd. and (ii) warrants to purchase up to 354,430 shares of common stock held by Iroquois Capital Investment Group LLC. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 4.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	689,212	$4.52	143,135
Equity compensation plans not approved by security holder	-	-	-
Total	689,212		143,135

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2020 and December 31, 2019 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

On March 26, 2020, we entered into an underwriting agreement with Laidlaw pursuant to which we paid Laidlaw a fee in the amount of 8% of the gross proceeds of our sale of 1,449,275 shares of common stock, or approximately $400,000. We also reimbursed Laidlaw approximately $50,000 for management fee and certain out-of-pocket expenses, including the fees and disbursements of their counsel in an amount equal to $25,000. In addition, Laidlaw received a warrant to purchase 72,464 shares of our common stock at an exercise price of $4.14 per share.

AIkido Pharma Inc.

In connection with the sale of 1,700,000 the shares of common stock, on June 30, 2017, we entered into a registration rights agreement (“AIkido RRA”) with AIkido Pharma Inc. f/k/a Spherix Incorporated (“AIkido”), a company in which Anthony Hayes, a former member of our board of directors, is the Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and member of the board of directors, pursuant to which we agreed, among other things, to file with the SEC a registration statement on Form S-1 under the Securities Act that covers the resale of 1,700,000 shares of common stock issued to AIkido pursuant to a securities purchase agreement between us and AIkido and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing (the “AIkidoRegistrable Securities”). Pursuant to the AIkido RRA, we are obligated to use our best efforts to have the registration statement declared effective by the SEC as soon as practicable after it is filed with the SEC, but in no event later than the applicable Effectiveness Date. “Effectiveness Date” means with respect to the initial registration statement required to be filed pursuant to the Aikido RRA, the 18 month anniversary of the closing date of the transactions contemplated by the securities purchase agreement and, with respect to any additional registration statements which may be required pursuant to the AIkido RRA, the earliest practical date on which we are permitted to go effective on such additional registration statement; provided, however, that, in the event we are notified by the SEC that one or more of the above registration statements will not be reviewed or is no longer subject to further review and comments, the Effectiveness Date as to such registration statement shall be the fifth trading day following the date on which we are so notified if such date precedes the dates otherwise required above. In addition, pursuant to the terms of the Aikido RRA, without the consent of AIkido, neither we nor any of our security holders may include our securities in any registration statements other than the AIkido Registrable Securities. Furthermore, subject to certain exemptions, if at any time during the Effectiveness Period there is not an effective registration statement covering all of the AIkido Registrable Securities and we shall determine to prepare and file with the SEC a registration statement relating to an offering for our own account or the account of others under the Securities Act of any of our equity securities, then we shall deliver to Aikido a written notice of such determination and, if within 15 days after the date of the delivery of such notice, AIkido notifies us in writing, we must include in such registration statement all or any part of such AIkido Registrable Securities requested to be registered by AIkido.

In addition, we entered into a lock-up leak-out agreement with AIkido pursuant to which AIkido and its affiliates have agreed to not take certain actions, including exercising their registration rights, until the 36 month anniversary of the IPO. Furthermore, on March 7, 2021, AIkido entered into a lock-up agreement pursuant to which it agreed, subject to certain exception, not to, among other things, (i) offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of (or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition) of any shares of our common stock or common stock equivalents; (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of our securities; (iii) engage in any short selling of our common stock; or (iv) make any demand for or exercise any right with respect to, the registration of any shares of our common stock or common stock equivalents until the 12 month anniversary of the effective date of the lock-up agreement.

Pursuant to such agreement and the Aikido RRA, we have registered an aggregate of 170,000 of the Aikido Registrable Securities for resale on registration statements on Form S-1.

Alderaan Group, LLC

On January 1, 2019, we entered into a Project Management Agreement with Alderaan Group, LLC (“Alderaan”), a company in which Kenneth Rice, a former member of our board of directors, is the Chief Executive Officer. Pursuant to the terms of the Project Management Agreement, Alderaan provided us with certain services including assistance with certain clinical trials of BioLexa, non-clinical work, material production and stability studies, expansion efforts with respect to intellectual property and provided support with respect to our acquisition efforts. During the years ended December 31, 2020 and 2019, we paid Alderaan an aggregate of $113,667 and $142,500, respectively, pursuant to such agreement. The agreement was terminated on July 29, 2020.

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

Director Independence

Our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under NASDAQ Listing Rule 5605(a)(2). The Board considers Wayne Linsley, Vadim Mats, David Sarnoff and Graig Springer to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by WithumSmith+Brown, PC as described below:

	2020	2019
Audit Fees	$91,567	$152,011
Audit Related Fees	-	6,232
Tax Fees	-	-
All Other Fees	-	-
Total	91,567	158,243

Audit Fees: Audit fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal year ended December 31, 2020.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by WithumSmith+Brown, PC. There were no such fees incurred by the Company in the fiscal years ended December 31, 2020 and 2019.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2020 and 2019.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2020 and 2019 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2020)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

4.5*	Description of the Registrant’s Securities

10.1+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Robb Knie (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2019)

10.2#	License Agreement with the University of Cincinnati dated May 18, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1/A filed on December 14, 2018)

10.3	Office Service Agreement with Regus dated June 26, 2017 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A filed on December 14, 2018)

10.4	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.5	Form of Unit Purchase Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A filed on December 14, 2018)

10.6	Form of Investor Rights Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on December 14, 2018)

10.7+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Form S-1/A filed on December 14, 2018)

10.8*	Renewal Agreement with Regus dated April 14, 2020 (Incorporated by reference to exhibit 10.9 to the Company’s Form 10-K filed on March 2, 2020)

10.9	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A filed on December 14, 2018)

10.10	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.11+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.12	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2019)

10.13	Form of Unit Purchase Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 21, 2019)

10.14	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.15	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.16	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.17##	Exclusive Sublicense Agreement between the Company and Zylö Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 23, 2019)

10.18+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Jane H. Springer (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 12, 2019)

10.19*	License Agreement with North Carolina State University dated November 20, 2019 (Incorporated by reference to exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2020)

10.20	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.21	Membership Interest Purchase Agreement by and between the Company and HaloVax, LLC dated March 23, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 23, 2020)

10.22##	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2020)

10.23	Membership Interest Purchase Agreement by and between the Company and HaloVax, LLC dated May 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 29, 2020)

10.24##	Sponsored Project Agreement by and between the Company and Virginia Commonwealth University (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2020)

10.25##	Sublicense Agreement by and between the Company and Isoprene Pharmaceutics, Inc. dated July 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2020)

10.26	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020)

10.27	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020)

10.28	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 13, 2020)

10.29	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 13, 2020)

10.30	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 13, 2020)

10.31	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 13, 2020)

10.32	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2020)

10.33+	Employment Agreement by and between the Company and Stefanie Johns dated August 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2020)

10.34##	Sponsored Research Agreement by and between the Company and the George Washington University (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2020)

10.35	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2021)

10.36	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 8, 2021)

10.37	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 8, 2021)

10.38	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 8, 2021)

10.39+	First Amendment to the Employment Agreement between Hoth Therapeutics, Inc. and Stefanie Johns (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2021)

10.40	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2021)

10.41	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2021)

10.42	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2021)

10.43	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2021)

10.45	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2021)

21.1*	Subsidiaries of the registrant

23.1*	Consent of WithumSmith+Brown, PC

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC.
##	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2021.

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

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 16, 2021
Robb Knie	(Principle Executive Officer)

/s/ Stefanie Johns	Chief Scientific Officer	March 16, 2021
Stefanie Johns
/s/ David Briones	Chief Financial Officer	March 16, 2021
David Briones	(Principal Financial and Accounting Officer)

/s/ Vadim Mats	Director	March 16, 2021
Vadim Mats

/s/ Wayne Linsley	Director	March 16, 2021
Wayne Linsley

/s/ David B. Sarnoff	Director	March 16, 2021
David B. Sarnoff

/s/ Graig Springer	Director	March 16, 2021
Graig Springer