Form 10-Q
period 2021-03-31
Hoth Therapeutics, Inc.
filed 2021-05-13
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 12, 2021 was 23,871,671.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of the current Coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$19,302,141	$2,629,670
Marketable equity securities, at fair value	1,051,881	2,063,236
Prepaid expenses	177,856	89,836
Total current assets	20,531,878	4,782,742

Note receivable	50,000	50,000
Investment in joint venture	410,000	410,000
Total assets	$20,991,878	$5,242,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$581,221	$129,469
Accrued expenses	130,358	128,180
Accrued license fee - current portion	47,500	54,500
Total current liabilities	759,079	312,149

Accrued license fee	285,000	285,000
Total liabilities	1,044,079	597,149

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 23,102,124 and 13,438,535 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,310	1,343
Additional paid-in-capital	43,629,508	24,073,059
Accumulated deficit	(23,675,142)	(19,413,458)
Accumulated other comprehensive loss	(8,877)	(15,351)
Total stockholders’ equity	19,947,799	4,645,593
Total liabilities and stockholders’ equity	$20,991,878	$5,242,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating costs and expenses
Research and development	$1,533,105	$647,228
Research and development - licenses acquired (including stock-based compensation)	93,747	39,832
Compensation and related expenses (including stock-based compensation)	1,652,648	165,697
Professional fees (including stock-based compensation)	801,268	806,034
Rent	7,439	8,417
Other expenses	180,903	149,242
Total operating expenses	4,269,110	1,816,450
Loss from operations	(4,269,110)	(1,816,450)

Other income (expenses)
Other income (expenses), net	7,426	(10,126)
Total other income (expenses)	7,426	(10,126)

Net loss	$(4,261,684)	$(1,826,576)
Other comprehensive loss
Foreign currency translation adjustment	(6,474)	-
Total comprehensive loss	$(4,268,158)	$(1,826,576)

Net loss per share applicable to common stockholders - basic and diluted	$(0.24)	$(0.18)
Weighted average number of common shares outstanding, basic and diluted	17,677,443	10,251,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,491,600)	6,826,962	683	13,506,949	-	-	13,507,632
Issuance of common stock and warrants (net of offering costs of $435,000)	2,475,248	248	4,564,753	-	-	4,565,001
Warrant exercise	358,745	36	358,709	-	-	358,745
Stock-based compensation	2,634	-	1,126,038	-	-	1,126,038
Cumulative translation adjustment	-	-	-	-	6,474	6,474
Net loss	-	-	-	(4,261,684)	-	(4,261,684)
Balance at March 31, 2021	23,102,124	$2,310	$43,629,508	$(23,675,142)	$(8,877)	$19,947,799

For the Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	4,193,756
Cancellation of common stock	(15,000)	(2)	2	-	-
Warrant exercise	37,500	4	37,496	-	37,500
Stock-based compensation	2,082	-	23,697	-	23,697
Net loss	-	-	-	(1,826,576)	(1,826,576)
Balance at March 31, 2020	11,593,701	$1,159	$18,865,444	$(14,042,218)	$4,824,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(4,261,684)	$(1,826,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	305
Research and development-acquired license, expensed	62,545	39,832
Stock-based compensation	1,126,038	23,697
Realized gain on marketable securities	(33,330)	(4,892)
Unrealized loss on marketable securities	17,930	17,564
Changes in assets and liabilities:
Prepaid expenses	(88,020)	53,526
Accounts payable	453,930	113,675
Net cash used in operating activities	(2,722,591)	(1,582,869)

Cash flows from investing activities
Purchase of investments in joint venture	-	(250,000)
Purchase of research and development licenses	(69,545)	(39,832)
Purchase of marketable securities	1,026,755	-
Sale of marketable securities	-	300,000
Net cash provided by investing activities	957,210	10,168

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	13,507,632	-
Proceeds from issuance common stock and warrants, net of offering cost	4,565,001	4,193,756
Proceeds from exercise of warrants	358,745	37,500
Net cash provided by financing activities	18,431,378	4,231,256

Effect of exchange rate changes on cash and cash equivalents	6,474	-

Net increase in cash	16,672,471	2,658,555
Cash and restricted cash, beginning of period	2,629,670	1,890,866

Cash and restricted cash, end of period	$19,302,141	$4,549,421

Non-cash investing and financing activities
Cancellation and retirement of common stock	$-	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company which was formed to initially focus on developing new generation therapies for dermatological disorders including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne. Since its formation, the Company expanded its business to also focus on developing a topical formulation for treating side effects from drugs used for the treatment of cancer; a treatment for asthma and allergies using inhalational administration; a topical treatment for patients with lupus; a treatment for mast-cell derived cancers and anaphylaxis; and a treatment for lung diseases resulting from bacterial infections. The Company is also potentially developing a COVID-19 treatment as well as a diagnostic device for the detection of viruses via a mobile device.

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

The Company has funded its operations from proceeds from the sale of equity and debt securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing stockholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

The Company’s current cash is sufficient to fund operations for at least the next 12 months from the date of these financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

Note 2-Significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 16, 2021.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to stock-based compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 16, 2021.

Restricted Cash

The following table provides a summary of the Company’s cash and restricted cash total as presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2020:

March 31, 2020
Cash	$4,349,421
Restricted cash	200,000
Total cash and restricted cash	$4,549,421

The $0.2 million restricted cash was deposited into a third-party escrow account in order to provide a source of funding for certain indemnification obligations the Company had pursuant to its Qualified Independent Underwriter Engagement Agreement. On May 29, 2020, the $0.2 million restricted cash in the escrow account was returned to the Company.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2021 and December 31, 2020:

	Fair value measured at March 31, 2021
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,051,881	$1,051,881	$-	$-

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,063,236	$2,063,236	$-	$-

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Since the Company had a net loss in the periods presented, basic and diluted net loss per common share are the same. The following were excluded from the computation of diluted shares outstanding due to the losses for each period presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	As of March 31,
Potentially dilutive securities	2021	2020
Warrants	11,042,448	1,090,644
Options	1,321,212	525,000
Non-vested restricted stock awards	7,248	11,118
Total	12,370,908	1,626,762

Recent accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU No. 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
The George Washington University	31,202	32,332
University of Maryland and Isoprene Pharmaceuticals, Inc.	3,933	-
North Carolina State University	48,584	-
University of Cincinnati	10,028	7,500
	$93,747	$39,832

The George Washington University

During the three months ended March 31, 2021, the Company recorded an expense of approximately $31,000 related to warrants granted to The George Washington University pursuant to a patent license agreement.

University of Maryland and Isoprene Pharmaceuticals, Inc.

During the three months ended March 31, 2021, the Company paid approximately $4,000 for patent expense reimbursement.

North Carolina State University

During the three months ended March 31, 2021, the Company paid $30,000 for a license fee and approximately $19,000 for patent expense reimbursement.

University of Cincinnati

During the three months ended March 31, 2021, the Company paid $5,000 for the yearly minimum annual royalty fee and approximately $5,000 for patent expense reimbursement. As of March 31, 2021, the Company accrued $17,500 for an upfront license payment.

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 29, 2020, the Company entered into a Sponsored Project Agreement (the “VCU Sponsored Project Agreement”) with VCU for the development of a potential COVID-19 treatment using the license to a novel peptide granted to the Company by VCU. On April 28, 2021, the Company and VCU entered into an amendment to the VCU Sponsored Project Agreement pursuant to which the term of the VCU Sponsored Project Agreement was extended such that it shall terminate on November 9, 2021, unless terminated earlier pursuant to the terms thereof.

As of March 31, 2021, the Company accrued $285,000 for five years of annual minimum payments and $30,000 for annual maintenance fees.

Note 4-Note Receivable

Pursuant to the sublicense agreement dated July 30, 2020 by and between the Company and Isoprene Pharmaceuticals, Inc. (“Isoprene”), the Company made an investment of $50,000 in Isoprene in the form of a convertible promissory note (the “Isoprene Note”) on September 10, 2020. The Isoprene Note matures on September 10, 2022 and accrues interest at a rate equal to the lower of: (i) the highest lawful rate permitted under applicable law and (ii) 6% per annum. The Isoprene Note may not be prepaid without the prior written consent of the Company. In the event a Qualified Financing (as defined below) occurs before the Isoprene Note is repaid in full or the conversion of such note pursuant to a Change of Control (as defined in the Isoprene Note) transaction, the Isoprene Note may be converted into such number of convertible preferred stock issued in the Qualified Financing equal to the balance of such note divided by the Capped Conversion Price (as defined below). “Qualified Financing” means the first sale of Isoprene’s convertible preferred stock in a private financing that results in gross proceeds of at least $5 million. “Capped Conversion Price” means the lesser of (i) the per share or unit price in the Qualified Financing and (ii) an amount determined by dividing (A) $15 million by (B) the fully diluted capitalization of Isoprene immediately prior to the conversion of the Isoprene Note. In the event a Change of Control occurs before the Isoprene Note is repaid in full or the conversion of such note pursuant to a Qualified Financing, the Isoprene Note may be converted into such number of shares of Isoprene’s common stock equal to the quotient obtained by dividing (i) the balance of the Isoprene Note by (ii) two times the fair market value of a share of Isoprene common stock as set for in the acquisition agreement pertaining to such Change of Control.

Note 5-Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2021 and 2020, which are recorded as a component of other income (expenses) on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three Months Ended March 31,
	2021	2020
Unrealized gain	$(17,930)	$(17,564)
Realized loss	33,330	4,892
Dividend income	4,010	3,194
Interest income	-	6
	$19,410	$(9,471)

Note 6-Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a membership interest purchase agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. The Company accounts for the foregoing investments under the equity method. There was no significant change in HaloVax’s operations from March 23, 2020 to March 31, 2021.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7-Stockholders’ Equity

Common Stock

Securities Purchase Agreements

On January 5, 2021, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company offered and sold to the investors an aggregate of 2,475,248 shares of its common stock and warrants to purchase up to 1,237,624 shares of common stock in a private placement for aggregate net proceeds to the Company of $4.6 million, after deducting estimated offering expenses payable by the Company. The combined purchase price for each share of common stock and accompanying warrant to purchase one half of a share of common stock was $2.02. The closing of the offering occurred on January 7, 2021. Each warrant is exercisable for a period of five years from the issuance date at an exercise price of $2.25 per share, subject to adjustment, and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued The Benchmark Company, LLC (“Benchmark”) warrants to purchase up to 185,644 shares of the Company’s common stock. Benchmark’s warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $2.25 per share, subject to adjustment, and may be exercised on a cashless basis.

On March 8, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which it offered and sold to the investors 6,826,962 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 767,975 shares of common stock and warrants (the “Common Stock Warrants”) to purchase up to 7,594,937 shares of common stock in a private placement for aggregate net proceeds to the Company of $13.5 million, after deducting estimated offering expenses payable by the Company. The combined purchase price for each share of common stock and accompanying warrant was $1.975. The closing of the offering occurred on March 10, 2021. Each Common Stock Warrant is exercisable for a period of three years from the issuance date at an exercise price of $1.86 per share, subject to adjustment, and may be exercised on a cashless basis. Each Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised by means of a cashless exercise. In addition, pursuant to the terms of the offering, the Company issued H.C. Wainwright & Co., LLC warrants (“Wainwright Warrants”) to purchase up to 379,747 shares of the Company’s common stock. The Wainwright Warrants are exercisable for a period of three years from the issuance date at an exercise price of $2.4688 per share, subject to adjustment, and may be exercised by on a cashless basis.

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 671,926 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 1,671,926 shares of common stock reserved for issuance pursuant to the 2018 Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the three months ended March 31, 2021 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	9,882	$1.86
Vested	(2,634)	0.83
Nonvested at March 31, 2021	7,248	$1.94

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2021, approximately $6,000 of unrecognized stock-based compensation expense is related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.94 years at March 31, 2021.

Stock Options

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contracual Life (in years)
Outstanding as of December 31, 2020	689,212	$4.52	$-	8.8
Employee options issued	632,000	2.11	-	9.8
Outstanding as of March 31, 2021	1,321,212	$3.37	$-	9.1
Options vested and exercisable	1,321,212	$3.37	$-	9.1

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Employee stock option awards	$1,092,429	$-
Employee restricted stock awards	2,407	1,365
Non-employee restricted stock awards	-	22,332
Non-employee stock warrant awards	31,202	84,605
	$1,126,038	$108,302

Employee related stock-based compensation is recognized as “compensation and related expenses” and non-employee related stock-based compensation is recognized as “professional fees” or “research and development - licenses acquired” in the condensed consolidated statements of operations and comprehensive loss.

Warrants

A summary of warrant activity for the three months ended March 31, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	1,235,266	$3.07	$696,334	3.4
Issued	10,165,927	1.80	-	6.1
Exercised	(358,745)	1.00	-	-
Outstanding as of March 31, 2021	11,042,448	$1.97	$2,641,375	3.0
Warrants exercisable as of March 31, 2021	10,970,686	$1.96	$2,641,375	3.0

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $2,500 a month. Rent expense for the three months ended March 31, 2021 and 2020 was approximately $7,000 and $8,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 9-Risk and Uncertainties

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

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay U.S. Food and Drug Administration review and/or approval with respect to the Company’s clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of the Company’s clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company’s product candidates.

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

The spread of the Coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on the Company’s business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may negatively impact the Company’s ability to access capital on favorable terms, if at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the Coronavirus could materially and adversely affect the Company’s business and the value of its common stock.

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

Note 10-Subsequent events

The Company evaluates events that have occurred after the balance sheet date through the date for which the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company and were formed in May 2017 to initially focus on developing new generation therapies for dermatological disorders. We believe that our pipeline has the potential to improve the quality of life for patients suffering from indications including atopic dermatitis (also known as eczema), chronic wounds, psoriasis, asthma and acne. Since our formation, we have expanded our business to also focus on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for asthma and allergies using inhalation administration; (iii) a topical treatment for patients with lupus; (iv) a treatment for mast-cell derived cancers and anaphylaxis; and (v) a treatment for lung diseases resulting from bacterial infections. We are also potentially developing a COVID-19 treatment as well as a diagnostic device for the detection of viruses via a mobile device.

Dermatological Disorders

The BioLexa Platform

We have obtained an exclusive license from the University of Cincinnati to make, use, have made, import, offer for sale, and sell products based upon or involving the use of a proprietary, patented, drug compound platform (the “BioLexa Platform” or “BioLexa”) for the treatment of eczema. The BioLexa Platform combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts. We intend to initially use the BioLexa Platform to develop two different topical cream products: (i) a product to treat eczema and (ii) a product that reduces post-procedure infections, accelerates healing and improves clinical outcomes for patients undergoing aesthetic dermatology procedures. We intend to develop the BioLexa Platform for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules which permits us rely upon publicly available data with respect to gentamicin and zinc chelator in our New Drug Application (“NDA”) submission to the FDA for marketing approval. Based on our meetings with the FDA, we are conducting our first clinical trial for BioLexa in Australia in order to enroll both adults and adolescents to support future clinical development before conducting trials on pediatric patients.

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001, which we intend to potentially use for treating dermatological side effects from epidermal growth factor receptor inhibitors, and potentially other drugs used for the treatment of cancer. We intend to develop HT-001 for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules which permits us to rely upon publicly available data in our NDA submission to the FDA for marketing approval. Based on our meetings with the FDA, we plan to conduct our first clinical trial for HT-001 in the United States after completing the required safety and toxicology studies.

On February 23, 2021, we filed a provisional patent application with the United States Patent and Trademark Office for the use of the active ingredient of HT-001 to treat and prevent Alzheimer’s disease and other neuroinflammatory diseases. We intend to develop this drug under the name HT-ALZ pursuant to the 505(b)(2) regulatory pathway of the FDA rules which permits us to rely upon publicly available data in our NDA submission to the FDA for marketing approval.

HT-003

On July 30, 2020, we entered into a Sublicense Agreement with Isoprene Pharmaceuticals, Inc. (“Isoprene”) pursuant to which Isoprene granted us an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice certain patent rights for the treatment of dermatological conditions or diseases, referred to as HT-003.

In December 2019, we entered into a research collaboration agreement with Weill Cornell Medicine for the completion of pre-clinical studies investigating the mechanism of action of HT-003 that was renewed in January 2021 as a result of positive preclinical results, and on December 22, 2020, we entered into an option agreement to expand the therapeutic indication of the sublicensed retinoic acid metabolism blocking agent (“RAMBAs”) from Isoprene. The option agreement includes the investigation of RAMBAs for treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.

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

HT-006

On December 22, 2020, we entered into a non-exclusive commercial evaluation license agreement with the U.S. Army Medical Research and Development Command (“USAMRDC”), as amended, pursuant to which USAMRDC granted us a non-exclusive commercial evaluation license to HT-006 for the treatment of lung diseases resulting from bacterial infections. We will initially target treatment of serious bacterial infections of the lung, such as hospital-acquired pneumonia and ventilator-associated pneumonia. Given the indication, we intend to develop HT-006 for inhalational administration.

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

VaxCelerate SARS-CoV-2 Vaccine

On March 23, 2020, we entered into Royalty and Development Agreement with Voltron Therapeutics, Inc.  (“Voltron”) pursuant to which we formed a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital) (“Mass Gen”). The joint venture is seeking to develop a SARS-CoV-2 vaccine using VaxCelerate, a self-assembling vaccine platform licensed from Mass Gen by HaloVax. VaxCelerate offers two unique elements to combat SARS-CoV-2: a fixed immune adjuvant and variable immune targeting, the combination which is designed to illicit a robust, protective immune response.

Devices

Direct Detect Breath Diagnostic Device

On August 7, 2020, we entered into a Patent License Agreement (“GW Patent License Agreement”) with GW pursuant to which GW granted us an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of viruses. Specifically, the GW Patent License Agreement permits us to make, have made, use, import, offer for sale and sell certain licensed products in the field of virus sensing and detection. We have engaged a company to develop a platform prototype and, once developed, we will select target analytes for further development.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Operating Costs and Expenses

Research and Development Expenses

During the three months ended March 31, 2021, we incurred research and development expenses of approximately $1.6 million as compared to $0.7 million during the three months ended March 31, 2020. The $0.9 million increase was primarily attributed to the increased number of research and development activities undertaken by us.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended March 31, 2021, we incurred general and administrative expenses of approximately $2.6 million as compared to $1.1 million during the three months ended March 31, 2020. The $1.5 million increase was primarily attributed to an increase in compensation and related expenses as a result of options granted to our officers and directors. Specifically, during the three months ended March 31, 2021, we incurred $1.1 million in stock-based compensation expense related to employee stock option awards as we granted options to purchase an aggregate of 623,000 shares of our common stock to our officers and directors.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. As of March 31, 2021, we had approximately $19.3 million in cash, marketable securities of approximately $1.1 million, current liabilities of approximately $0.8 million and an accumulated deficit of approximately $23.7 million.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2021, net cash used in operations was approximately $2.7 million, which primarily resulted from a net loss of approximately $4.3 million, partially offset by changes in operating assets and liabilities of approximately $0.4 million and approximately $1.1 million stock-based compensation.

For the three months ended March 31, 2020, net cash used in operations was approximately $1.6 million, which primarily resulted from a net loss of approximately $1.8 million, partially offset by changes in operating assets and liabilities of approximately $0.2 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, net cash provided by investing activities was approximately $1.0 million, which was primarily related to the purchase of marketable securities of $1.0 million.

For the three months ended March 31, 2020, net cash provided by investing activities was approximately $0.1 million, which was related to the sale of marketable securities of $0.3 million, partially offset by the purchase of research and development licenses of approximately $0.4 million and the purchase of an investment in a joint venture of $0.3 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, net cash provided by financing activities was approximately $18.4 million. The cash provided by financing activities primarily resulted from approximately $18.1   million in net proceeds from the issuance of common stock, common stock warrants and/or pre-funded warrants.

For the three months ended March 31, 2020, net cash provided by financing activities was approximately $4.2 million. The cash provided by financing activities primarily resulted from approximately $4.2 million in net proceeds from the issuance of common stock and warrants.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 16, 2021 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 29, 2021, the Board of Directors of the Company issued officers and directors options to purchase up to 632,000 shares of the Company’s common stock pursuant to the Company’s 2018 Equity Incentive Plan at an exercise price of $2.11 per share for services.

During the three months ended March 31, 2021, the Company issued an aggregate of 2,082 shares of the Company’s common stock, which shares were subject to a vesting schedule, to a member of the Company’s Board of Directors for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2021)

10.2	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2021)

10.3	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 8, 2021)

10.4	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 8, 2021)

10.5+	First Amendment to the Employment Agreement between Hoth Therapeutics, Inc. and Stefanie Johns (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2021)

10.6	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021)

10.7	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021)

10.8	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2021)

10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 9, 2021)

10.10	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 9, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)