Form 10-Q
period 2021-06-30
Hoth Therapeutics, Inc.
filed 2021-08-11
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 11, 2021 was 23,873,626.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	the timing and costs of clinical trials and the timing and costs of other expenses;

●	market acceptance of our products;

●	the ultimate impact of the current Coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	our intellectual property;

●	our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$15,851,408	$2,629,670
Marketable equity securities, at fair value	1,576,103	2,063,236
Prepaid expenses	141,379	89,836
Total current assets	17,568,890	4,782,742

Note receivable	50,000	50,000
Investment in joint venture	410,000	410,000
Total assets	$18,028,890	$5,242,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$804,883	$129,469
Accrued expenses	316,894	128,180
Accrued license fee - current portion	97,500	54,500
Total current liabilities	1,219,277	312,149

Accrued license fee	235,000	285,000
Total liabilities	1,454,277	597,149

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 23,872,733 and 13,438,535 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,388	1,343
Additional paid-in-capital	43,523,060	24,073,059
Accumulated deficit	(26,951,021)	(19,413,458)
Accumulated other comprehensive gain (loss)	186	(15,351)
Total stockholders' equity	16,574,613	4,645,593
Total liabilities and stockholders' equity	$18,028,890	$5,242,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating costs and expenses
Research and development	$1,751,513	$927,696	$3,284,618	$1,574,924
Research and development - licenses acquired (including stock-based compensation)	32,098	354,683	125,845	394,515
Compensation and related expenses (including stock-based compensation)	477,428	391,699	2,130,076	557,396
Professional fees (including stock-based compensation)	700,291	750,029	1,501,559	1,556,063
Rent	18,898	2,591	26,337	11,008
Other expenses	218,791	89,119	399,694	238,361
Total operating expenses	3,199,019	2,515,817	7,468,129	4,332,267
Loss from operations	(3,199,019)	(2,515,817)	(7,468,129)	(4,332,267)

Other income (expenses)
Other income (expenses), net	(76,860)	18,287	(69,434)	8,161
Total other income (expenses)	(76,860)	18,287	(69,434)	8,161

Net loss	$(3,275,879)	$(2,497,530)	$(7,537,563)	$(4,324,106)
Other comprehensive gain (loss)
Foreign currency translation adjustment	9,063	(662)	15,537	(662)
Total comprehensive loss	$(3,266,816)	$(2,498,192)	$(7,522,026)	$(4,324,768)

Net loss per share applicable to common stockholders - basic and diluted	$(0.14)	$(0.20)	$(0.36)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	23,694,499	12,304,263	20,702,593	11,277,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at March 31, 2021	23,102,124	$2,310	$43,629,508	$(23,675,142)	$(8,877)	$19,947,799
Offering cost related with issuance of common stock and warrants	-	-	(137,500)	-	-	(137,500)
Warrant exercise	767,975	77	691	-	-	768
Stock-based compensation	2,634	1	30,361	-	-	30,362
Cumulative translation adjustment	-	-	-	-	9,063	9,063
Net loss	-	-	-	(3,275,879)	-	(3,275,879)
Balance at June 30, 2021	23,872,733	$2,388	$43,523,060	$(26,951,021)	$186	$16,574,613

For the Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at March 31, 2020	11,593,701	$1,159	$18,865,444	$(14,042,218)	$-	$4,824,385
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Warrant exercise	18,750	2	18,748	-	-	18,750
Stock-based compensation	2,634	-	16,080	-	-	16,080
Cumulative translation adjustment	-	-	-	-	(662)	(662)
Net loss	-	-	-	(2,497,530)	-	(2,497,530)
Balance at June 30, 2020	13,433,267	$1,343	$23,375,090	$(16,539,748)	$(662)	$6,836,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,491,600)	6,826,962	683	13,506,949	-	-	13,507,632
Issuance of common stock and warrants (net of offering costs of $572,500)	2,475,248	248	4,427,253	-	-	4,427,501
Warrant exercise	1,126,720	113	359,400	-	-	359,513
Stock-based compensation	5,268	1	1,156,399	-	-	1,156,400
Cumulative translation adjustment	-	-	-	-	15,537	15,537
Net loss	-	-	-	(7,537,563)	-	(7,537,563)
Balance at June 30, 2021	23,872,733	$2,388	$43,523,060	$(26,951,021)	$186	$16,574,613

For the Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$-	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	-	4,193,756
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Cancellation of common stock	(15,000)	(2)	2	-	-	-
Warrant exercise	56,250	6	56,244	-	-	56,250
Stock-based compensation	4,716	-	39,777	-	-	39,777
Cumulative translation adjustment	-	-	-	-	(662)	(662)
Net loss	-	-	-	(4,324,106)	-	(4,324,106)
Balance at June 30, 2020	13,433,267	$1,343	$23,375,090	$(16,539,748)	$(662)	$6,836,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7,537,563)	$(4,324,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	610
Research and development-acquired license, expensed	896	362,500
Warrants issued for acquired license	-	32,015
Stock-based compensation	1,156,400	7,762
Realized loss (gain) on marketable securities	584	(4,892)
Unrealized loss (gain) on marketable securities	47,409	(2,973)
Loss on foreign currency exchange	31,492	-
Changes in assets and liabilities:
Prepaid expenses	(52,292)	53,335
Accounts payable	868,028	(104,544)
Net cash used in operating activities	(5,485,046)	(3,980,293)

Cash flows from investing activities
Purchase of investments in joint venture	-	(410,000)
Purchase of research and development licenses	(7,896)	(77,500)
Purchase of marketable securities	(1,553,701)	(1,500,000)
Sale of marketable securities	1,992,840	300,000
Net cash provided by (used in) investing activities	431,243	(1,687,500)

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	13,507,632	-
Proceeds from issuance common stock and warrants, net of offering cost	4,427,501	4,193,756
Proceeds from issuance common stock, net of offering cost	-	4,475,000
Proceeds from exercise of warrants	359,513	56,250
Net cash provided by financing activities	18,294,646	8,725,006

Effect of exchange rate changes on cash and cash equivalents	(19,105)	(662)

Net change in cash	13,240,843	3,056,551
Cash, beginning of period	2,629,670	1,890,866

Cash, end of period	$15,851,408	$4,947,417

Non-cash investing and financing activities
Cancellation and retirement of common stock	$-	$2

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2021 and December 31, 2020:

	Fair value measured at June 30, 2021
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,576,103	$1,576,103	$-	$-

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,063,236	$2,063,236	$-	$-

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

	As of June 30,
Potentially dilutive securities	2021	2020
Warrants	10,274,473	1,162,803
Options	1,321,212	525,000
Non-vested restricted stock awards	4,614	15,150
Total	11,600,299	1,702,953

Recent accounting pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
The George Washington University	28,559	9,683	59,761	42,015
North Carolina State University	-	-	48,584	-
Virginia Commonwealth University	-	335,000	-	335,000
University of Cincinnati	12,500	10,000	17,500	17,500
Adjustment	(8,961)	-	-	-
	$32,098	$354,683	$125,845	$394,515

The George Washington University

During the three and six months ended June 30, 2021, the Company recorded an expense of approximately $29,000 and $60,000, respectively, related to warrants granted to The George Washington University pursuant to a patent license agreement.

North Carolina State University

During the three and six months ended June 30, 2021, the Company paid $0 and $30,000, respectively, for a license fee and approximately $0 and $19,000, respectively, for patent expense reimbursement pursuant to a license agreement.

University of Cincinnati

During the three and six months ended June 30, 2021, the Company paid $13,000 and $18,000, respectively, for yearly minimum annual royalty fees. As of June 30, 2021, the Company accrued $18,000 for an upfront license payment.

Virginia Commonwealth University

As of June 30, 2021, the Company accrued $285,000 for five years of annual minimum payments and $30,000 for annual maintenance fees.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 5-Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2021 and 2020, which are recorded as a component of other income (expenses) on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain	$(29,479)	$20,537	$(47,409)	$2,973
Realized loss	(33,914)	-	(584)	4,892
Dividend income	6,041	3,040	10,051	6,234
Interest income	-	2	-	8
	$(57,352)	$23,579	$(37,942)	$14,107

Note 6-Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a membership interest purchase agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. The Company accounts for the foregoing investments under the equity method. There was no significant change in HaloVax’s operations from March 23, 2020 to June 30, 2021. The $350,000 investment in HaloVax, together with $60,000 investment in Zylö, is recorded as investment on the condensed consolidated balance sheets.

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

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 671,926 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 1,671,926 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual shareholder meeting, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 1,671,926 shares to 3,671,926 shares.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the six months ended June 30, 2021 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	9,882	$1.86
Vested	(5,268)	0.83
Nonvested at June 30, 2021	4,614	$2.58

As of June 30, 2021, approximately $4,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 2.58 years at June 30, 2021.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock Options

A summary of option activity under the Company’s stock option plan for six months ended June 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	689,212	$4.52	$-	8.8
Employee options issued	632,000	2.11	-	9.6
Outstanding as of June 30, 2021	1,321,212	$3.37	$-	8.9
Options vested and exercisable	1,321,212	$3.37	$-	8.9

Stock Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock option awards	$-	$-	$1,092,429	$-
Employee restricted stock awards	1,803	6,397	4,210	7,762
Non-employee stock warrant awards	28,559	9,683	59,761	32,015
	$30,362	$16,080	$1,156,400	$39,777

Employee related stock-based compensation is recognized as “compensation and related expenses” and non-employee related stock-based compensation is recognized as “professional fees” or “research and development - licenses acquired” in the condensed consolidated statements of operations and comprehensive loss.

Warrants

A summary of warrant activity for the six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	1,235,266	$3.07	$696,334	3.4
Issued	10,165,927	1.80	-	2.7
Exercised	(1,126,720)	0.32	-	-
Outstanding as of June 30, 2021	10,274,473	$2.11	$181,725	2.8
Warrants exercisable as of June 30, 2021	10,202,711	$2.11	$181,725	3.0

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the six months ended June 30, 2021 and 2020 was approximately $26,000 and $11,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities; however, as of June 30, 2021, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims.

Note 9-Risk and Uncertainties

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which the Coronavirus impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus, including variants such as the delta variant, and the actions to contain the Coronavirus or treat its impact, among others.

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

Hoth Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10-Subsequent events

The Company evaluates events that have occurred after the balance sheet date through the date for which the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Dermatological Disorders

The BioLexa Platform

We have obtained an exclusive license from the University of Cincinnati to make, use, have made, import, offer for sale, and sell products based upon or involving the use of a proprietary, patented, drug compound platform ( “BioLexa”) for the treatment of eczema.BioLexa combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts. We intend to initially use BioLexa to develop two different topical cream products: (i) a product to treat eczema and (ii) a product that reduces post-procedure infections, accelerates healing and improves clinical outcomes for patients undergoing aesthetic dermatology procedures. We intend to develop BioLexa for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules which permits us rely upon publicly available data with respect to gentamicin and zinc chelator in our New Drug Application (“NDA”) submission to the FDA for marketing approval. Based on our meetings with the FDA, we are conducting our first clinical trial for BioLexa in Australia in order to enroll both adults and adolescents to support future clinical development before conducting trials on pediatric patients.

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

In December 2019, we entered into a research collaboration agreement with Joan and Sanford I. Weill Medical College for the completion of pre-clinical studies investigating the mechanism of action of HT-003 that was renewed in January 2021 as a result of positive pre-clinical results. On July 2, 2021, we entered into a Sublicense Agreement with Isoprene (“Sublicense Agreement”) to expand the therapeutic indication of the sublicensed retinoic acid metabolism blocking agent (“RAMBA”) from Isoprene. The Sublicense Agreement includes the investigation of RAMBAs for treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.

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

Cancer Treatments

HT-KIT

On February 25, 2021, we entered into a license agreement with NC State pursuant to which NC State granted us an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis; this is being developed as HT-KIT. We intend to initially target mast cell neoplasms for development of HT-KIT, which is a rare, aggressive cancer with poor prognosis. In addition, we intend pursue the anaphylaxis indication for HT-KIT in parallel to cancer treatment.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Operating Costs and Expenses

Research and Development Expenses

During the three months ended June 30, 2021, we incurred research and development expenses of approximately $1.8 million as compared to approximately $1.3 million during the three months ended June 30, 2020. The increase of approximately $0.5 million was primarily attributed to the increased number of research and development activities undertaken by us.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended June 30, 2021, we incurred General and Administrative Expenses of approximately $1.4 million as compared to approximately $1.2 million during the three months ended June 30, 2020. The increase of approximately $0.2 million was primarily attributed to increase in other expenses.

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

Comparison of the Six Months Ended June 30, 2021 and 2020

Operating Costs and Expenses

Research and Development Expenses

During the six months ended June 30, 2021, we incurred research and development expenses of approximately $3.4 million as compared to approximately $2.0 million during the six months ended June 30, 2020. The increase of approximately $1.4 million was primarily attributed to the increased number of research and development activities undertaken by us.

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

General and Administrative Expenses

During the six months ended June 30, 2021, we incurred General and Administrative Expenses of approximately $4.1 million as compared to approximately $2.4 million during the six months ended June 30, 2020. The increase of approximately $1.7 million was primarily attributed to an increase in compensation and related expenses as a result of options granted to our officers and directors. Specifically, during the six months ended June 30, 2021, we incurred $1.1 million in stock-based compensation expense related to employee stock option awards as we granted options to purchase an aggregate of 632,000 shares of our common stock to our officers and directors.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. As of June 30, 2021, we had approximately $15.9 million in cash, marketable securities of approximately $1.6 million, current liabilities of approximately $1.2 million and an accumulated deficit of approximately $27.0 million.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2021, net cash used in operations was approximately $5.5 million, which primarily resulted from a net loss of approximately $7.5 million, partially offset by changes in operating assets and liabilities of approximately $0.8 million and approximately $1.2 million stock-based compensation.

For the six months ended June 30, 2020, net cash used in operations was approximately $4.0 million, which primarily resulted from a net loss of approximately $4.3 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities was approximately $0.4 million, which was primarily related to the sale of marketable securities of approximately $2.0 million, partially offset by the purchase of marketable securities of approximately $1.6 million.

For the six months ended June 30, 2020, net cash used in investing activities was approximately $1.7 million, which was primarily related to the purchase of marketable securities of $1.5 million and purchase of investments in HaloVax and Zylö of approximately $0.4 million, partially offset by the sale of marketable securities of $0.3 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was approximately $18.3 million. The cash provided by financing activities primarily resulted from approximately $17.9 million in net proceeds from the issuance of common stock, common stock warrants and/or pre-funded warrants and $0.4 million in proceeds from the exercise of warrants.

For the six months ended June 30, 2020, net cash provided by financing activities was approximately $8.7 million. The cash provided by financing activities primarily resulted from approximately $8.7 million in net proceeds from the issuance of common stock and warrants.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources nor did we have any commitments or contractual obligations.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2021, the Company issued an aggregate of 2,082 shares of the Company’s common stock, which shares were subject to a vesting schedule, to a member of the Company’s Board of Directors for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1+	First Amendment to the Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Robb Knie dated June 25, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.2+	Second Amendment to the Employment Agreement between Hoth Therapeutics, Inc. and Stefanie Johns dated June 25, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.3+	First Amendment to the Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Jane Springer dated June 25, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 11, 2021	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)