Form 10-Q
period 2021-09-30
Hoth Therapeutics, Inc.
filed 2021-11-10
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 10, 2021 was 23,974,178.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hoth Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$12,445,379	$2,629,670
Marketable equity securities, at fair value	2,031,968	2,063,236
Prepaid expenses	250,365	89,836
Note receivable - current	50,000	-
Total current assets	14,777,712	4,782,742

Note receivable	-	50,000
Investment in joint venture	410,000	410,000
Total assets	$15,187,712	$5,242,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,301,378	$129,469
Accrued expenses	217,771	128,180
Accrued license fee - current portion	87,500	54,500
Total current liabilities	1,606,649	312,149

Accrued license fee - less current portion	235,000	285,000
Total liabilities	1,841,649	597,149

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 1,897,250 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 23,973,994 and 13,438,535 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,398	1,343
Additional paid-in-capital	43,570,947	24,073,059
Accumulated deficit	(30,247,069)	(19,413,458)
Accumulated other comprehensive gain (loss)	19,787	(15,351)
Total stockholders’ equity	13,346,063	4,645,593
Total liabilities and stockholders’ equity	$15,187,712	$5,242,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating costs and expenses
Research and development	$2,123,548	$517,839	$5,408,166	$2,092,763
Research and development - licenses acquired (including stock-based compensation)	38,967	231,090	164,812	625,605
Compensation and related expenses (including stock-based compensation)	358,699	667,694	2,488,775	1,225,090
Professional fees (including stock-based compensation)	519,592	620,620	2,021,151	2,176,683
Rent	6,297	7,525	32,634	18,533
Other general and administrative expenses	206,093	122,063	605,787	360,424
Total operating expenses	3,253,196	2,166,831	10,721,325	6,499,098
Loss from operations	(3,253,196)	(2,166,831)	(10,721,325)	(6,499,098)

Other income (expenses)
Other income (expenses), net	(42,852)	49,908	(112,286)	58,069
Total other income (expenses)	(42,852)	49,908	(112,286)	58,069

Net loss	$(3,296,048)	$(2,116,923)	$(10,833,611)	$(6,441,029)
Other comprehensive gain (loss)
Foreign currency translation adjustment	19,601	(2,829)	35,138	(3,491)
Total comprehensive loss	$(3,276,447)	$(2,119,752)	$(10,798,473)	$(6,444,520)

Net loss per share applicable to common stockholders - basic and diluted	$(0.14)	$(0.16)	$(0.50)	$(0.54)
Weighted average number of common shares outstanding, basic and diluted	23,887,839	13,434,884	21,776,009	12,001,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at June 30, 2021	23,872,733	$2,388	$43,523,060	$(26,951,021)	$186	$16,574,613
Offering cost related with issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,591,600)	-	-	(100,000)	-	-	(100,000)
Stock-based compensation	1,261	-	23,897	-	-	23,897
Prepaid stock-based compensation	100,000	10	123,990	-	-	124,000
Cumulative translation adjustment	-	-	-	-	19,601	19,601
Net loss	-	-	-	(3,296,048)	-	(3,296,048)
Balance at September 30, 2021	23,973,994	$2,398	$43,570,947	$(30,247,069)	$19,787	$13,346,063

For the Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at June 30, 2020	13,433,267	$1,343	$23,375,090	$(16,539,748)	$(662)	$6,836,023
Stock-based compensation	2,634	-	661,132	-	-	661,132
Cumulative translation adjustment	-	-	-	-	(2,829)	(2,829)
Net loss	-	-	-	(2,116,923)	-	(2,116,923)
Balance at September 30, 2020	13,435,901	$1,343	$24,036,222	$(18,656,671)	$(3,491)	$5,377,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,591,600)	6,826,962	683	13,406,949	-	-	13,407,632
Issuance of common stock and warrants (net of offering costs of $572,500)	2,475,248	248	4,427,253	-	-	4,427,501
Warrant exercise	1,126,720	113	359,400	-	-	359,513
Stock-based compensation	6,529	1	1,180,296	-	-	1,180,297
Prepaid stock-based compensation	100,000	10	123,990	-	-	124,000
Cumulative translation adjustment	-	-	-	-	35,138	35,138
Net loss	-	-	-	(10,833,611)	-	(10,833,611)
Balance at September 30, 2021	23,973,994	$2,398	$43,570,947	$(30,247,069)	$19,787	$13,346,063

For the Nine months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$-	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	-	4,193,756
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Cancellation of common stock	(15,000)	(2)	2	-	-	-
Warrant exercise	56,250	6	56,244	-	-	56,250
Stock-based compensation	7,350	-	700,909	-	-	700,909
Cumulative translation adjustment	-	-	-	-	(3,491)	(3,491)
Net loss	-	-	-	(6,441,029)	-	(6,441,029)
Balance at September 30, 2020	13,435,901	$1,343	$24,036,222	$(18,656,671)	$(3,491)	$5,377,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Hoth Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(10,833,611)	$(6,441,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	919
Research and development-acquired license, expensed	82,500	525,000
Stock-based compensation	1,180,297	700,909
Amortization of prepaid stock-based compensation	16,533	-
Realized loss (gain) on marketable securities	41,798	11,060
Unrealized loss (gain) on marketable securities	37,843	(49,024)
Loss on foreign currency exchange	60,628	-
Changes in assets and liabilities:
Prepaid expenses	(54,740)	30,509
Accounts payable	1,280,821	(254,266)
Net cash used in operating activities	(8,187,931)	(5,475,922)

Cash flows from investing activities
Purchase of investments in joint venture	-	(410,000)
Purchase of research and development licenses	(99,500)	(107,500)
Purchase of marketable securities	(2,556,126)	(1,500,000)
Purchase of convertible promissory note in Isoprene	-	(50,000)
Sale of marketable securities	2,507,750	1,051,606
Net cash used in investing activities	(147,876)	(1,015,894)

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	13,407,632	-
Proceeds from issuance common stock and warrants, net of offering cost	4,427,501	4,193,756
Proceeds from issuance common stock, net of offering cost	-	4,475,000
Proceeds from exercise of warrants	359,513	56,250
Net cash provided by financing activities	18,194,646	8,725,006

Effect of exchange rate changes on cash and cash equivalents	(43,130)	(3,491)

Net change in cash	9,858,839	2,233,190
Cash, beginning of period	2,629,670	1,890,866

Cash, end of period	$12,445,379	$4,120,565

Non-cash investing and financing activities
Cancellation and retirement of common stock	$-	$2
Prepaid stock-based compensation	$124,000	-

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

Based on management’s evaluation, the Company’s current cash is sufficient to fund operations for at least the next 12 months from the date of these financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

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

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2021 and December 31, 2020:

	Fair value measured at September 30, 2021
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,031,968	$2,031,968	$-	$-

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,063,236	$2,063,236	$-	$-

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

	As of September 30,
Potentially dilutive securities	2021	2020
Warrants	10,070,764	1,235,266
Options	1,321,212	739,212
Non-vested restricted stock awards	3,354	12,516
Total	11,395,330	1,986,994

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

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
The George Washington University	$22,551	$153,590	$82,312	$195,605
Isoprene Pharmaceuticals, Inc.	15,000	30,000	15,000	30,000
North Carolina State University	-	-	30,000	-
Virginia Commonwealth University	30,000	30,000	30,000	365,000
University of Cincinnati	-	17,500	7,500	35,000
Adjustment	(28,584)	-	-	-
	$38,967	$231,090	$164,812	$625,605

The George Washington University

During the three and nine months ended September 30, 2021, the Company recorded an expense of approximately $23,000 and $82,000, respectively, related to warrants granted to The George Washington University pursuant to a patent license agreement.

Isoprene Pharmaceuticals, Inc.

During the three and nine months ended September 30, 2021, the Company paid $15,000 for a license fee.

North Carolina State University

During the three and nine months ended September 30, 2021, the Company paid $0 and $30,000, respectively, for a license fee.

Virginia Commonwealth University

During the three and nine months ended September 30, 2021, the Company paid $30,000 for annual maintenance fees. As of September 30, 2021, the Company accrued $285,000 for five years of annual minimum payments and $30,000 for annual maintenance fees.

University of Cincinnati

During the three and nine months ended September 30, 2021, the Company paid $0 and $8,000, respectively, for yearly minimum annual royalty fees. As of September 30, 2021, the Company accrued $8,000 for an upfront license payment.

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

Note 5-Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2021 and 2020, which are recorded as a component of other income (expenses) on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain	$9,566	$46,051	$(37,843)	$49,024
Realized loss	(41,214)	(15,952)	(41,798)	(11,060)
Dividend income	17,932	10,392	27,982	16,626
Interest income	-	-	-	8
	$(13,716)	$40,491	$(51,659)	$54,598

Note 6-Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a membership interest purchase agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. The Company accounts for the foregoing investments under the equity method. There was no significant change in HaloVax’s operations from March 23, 2020 to September 30, 2021. The $350,000 investment in HaloVax, together with $60,000 investment in Zylö Therapeutics, Inc., is recorded as investment on the condensed consolidated balance sheets.

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

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the nine months ended September 30, 2021 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	9,882	$1.86
Granted	100,000	$1.24
Vested	(106,528)	$1.20
Nonvested at September 30, 2021	3,354	$3.00

As of September 30, 2021, approximately $3,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.76 years at September 30, 2021.

Stock Options

A summary of option activity under the Company’s stock option plan for nine months ended September 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	689,212	$4.52	$-	8.8
Employee options issued	632,000	2.11	-	9.3
Outstanding as of September 30, 2021	1,321,212	$3.37	$-	8.6
Options vested and exercisable	1,321,212	$3.37	$-	8.6

Stock Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock option awards	$-	$487,963	$1,092,428	$487,963
Non-employee stock option awards	-	100,104	-	$100,104
Employee restricted stock awards	1,346	4,475	5,557	12,237
Non-employee restricted stock awards	16,533	-	16,533	-
Non-employee stock warrant awards	22,551	68,590	82,312	100,605
	$40,430	$661,132	$1,196,830	$700,909

Employee related stock-based compensation is recognized as “compensation and related expenses” and non-employee related stock-based compensation is recognized as “professional fees” or “research and development - licenses acquired” in the condensed consolidated statements of operations and comprehensive loss.

Warrants

A summary of warrant activity for the nine months ended September 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	1,235,266	$3.07	$696,334	3.4
Issued	10,165,927	1.80	-	0.1
Expired	(203,709)	8.00	-	-
Exercised	(1,126,720)	0.32	-	-
Outstanding as of September 30, 2021	10,070,764	$1.99	$57,546	2.6
Warrants exercisable as of September 30, 2021	10,013,495	$1.99	$57,546	3.0

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the nine months ended September 30, 2021 and 2020 was approximately $33,000 and $19,000, respectively. The Company is not a party to any lease that is in excess of 12 months.

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities; however, as of September 30, 2021, the Company is not a party to any legal proceedings and is not aware of any pending or threatened claims.

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

Dermatological Disorders

The BioLexa Platform

We have obtained an exclusive license from the University of Cincinnati to make, use, have made, import, offer for sale, and sell products based upon or involving the use of a proprietary, patented, drug compound platform (“BioLexa”) for the treatment of eczema. BioLexa combines a U.S. Food and Drug Administration (“FDA”) approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts. We intend to initially use BioLexa to develop two different topical cream products: (i) a product to treat eczema and (ii) a product that reduces post-procedure infections, accelerates healing and improves clinical outcomes for patients undergoing aesthetic dermatology procedures. We intend to develop BioLexa for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules which permits us rely upon publicly available data with respect to gentamicin and zinc chelator in our New Drug Application (“NDA”) submission to the FDA for marketing approval. Based on our meetings with the FDA, we are conducting our first clinical trial for BioLexa in Australia in order to enroll both adults and adolescents to support future clinical development before conducting trials on pediatric patients.

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

COVID-19 Products

HT-002

On May 18, 2020, we entered into an Exclusive License Agreement with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) pursuant to which VCU granted us an exclusive, royalty bearing license to HT-002, a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Peptide”) and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import certain licensed products and perform certain licensed services. On June 29, 2020, we entered into a Sponsored Project Agreement (“SPA”) with VCU for the development of a potential COVID-19 treatment using the VCU Peptide, and amended the SPA on April 28, 2021.

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

Devices

Direct Detect Breath Diagnostic Device

On August 7, 2020, we entered into a Patent License Agreement (“f Patent License Agreement”) with GW pursuant to which GW granted us an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a device designed to detect the presence of viruses. Specifically, the GW Patent License Agreement permits us to make, have made, use, import, offer for sale and sell certain licensed products in the field of virus sensing and detection. We have engaged a company to develop a platform prototype and, once developed, we will select target analytes for further development.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Operating Costs and Expenses

Research and Development Expenses

During the three months ended September 30, 2021, we incurred research and development expenses of approximately $2.2 million as compared to approximately $0.7 million during the three months ended September 30, 2020. The increase of approximately $1.5 million was primarily attributable to the increased number of research and development activities undertaken by us.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended September 30, 2021, we incurred General and Administrative Expenses of approximately $1.1 million as compared to approximately $1.4 million during the three months ended September 30, 2020. The decrease of approximately $0.3 million was primarily attributable to decrease in stock-based compensation and decrease in professional fees.

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

Comparison of the Nine Months Ended September 30, 2021 and 2020

Operating Costs and Expenses

Research and Development Expenses

During the nine months ended September 30, 2021, we incurred research and development expenses of approximately $5.6 million as compared to approximately $2.7 million during the nine months ended September 30, 2020. The increase of approximately $2.9 million was primarily attributable to the increased number of research and development activities undertaken by us.

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

General and Administrative Expenses

During the nine months ended September 30, 2021, we incurred General and Administrative Expenses of approximately $5.1 million as compared to approximately $3.8 million during the nine months ended September 30, 2020. The increase of approximately $1.3 million was primarily attributable to an increase in compensation and related expenses as a result of options granted to our officers and directors. Specifically, during the nine months ended September 30, 2021, we incurred $1.1 million in stock-based compensation expense related to employee stock option awards as we granted options to purchase an aggregate of 0.6 million shares of our common stock to our officers and directors.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future, and we may never become profitable. As of September 30, 2021, we had approximately $12.4 million in cash, marketable securities of approximately $2.0 million, current liabilities of approximately $1.6 million and an accumulated deficit of approximately $30.2 million.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, net cash used in operations was approximately $8.2 million, which primarily resulted from a net loss of approximately $10.8 million, and was partially offset by changes in operating assets and liabilities of approximately $1.1 million and approximately $1.3 million stock-based compensation.

For the nine months ended September 30, 2020, net cash used in operations was approximately $5.5 million, which primarily resulted from a net loss of approximately $6.4 million and changes in operating assets and liabilities of approximately $0.2 million, and was partially offset by approximately $0.5 million research and development expense related with license acquisitions and $0.6 million stock-based compensation.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities was approximately $0.2 million, which was primarily related to the sale of marketable securities of approximately $2.6 million, and was partially offset by the purchase of marketable securities of approximately $2.5 million.

For the nine months ended September 30, 2020, net cash used in investing activities was approximately $1.0 million, which was primarily related to the purchase of marketable securities of $1.5 million and purchase of investments in HaloVax, LLC and Zylö of approximately $0.4 million, and was partially offset by the sale of marketable securities of approximately $1.1 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was approximately $18.2 million. The cash provided by financing activities primarily resulted from approximately $17.8 million in net proceeds from the issuance of common stock, common stock warrants and/or pre-funded warrants, and $0.4 million in proceeds from the exercise of warrants.

For the nine months ended September 30, 2020, net cash provided by financing activities was approximately $8.7 million. The cash provided by financing activities primarily resulted from approximately $8.7 million in net proceeds from the issuance of common stock and warrants.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources, nor did we have any commitments or contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2021, the Company issued:

●	an aggregate of 1,261 shares of the Company’s common stock, which shares were subject to a vesting schedule, to members of the Company’s Board of Directors for services; and

●	100,000 shares of the Company’s common stock to a consultant for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)