Form 10-K
period 2021-12-31
Hoth Therapeutics, Inc.
filed 2022-03-30
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38803

HOTH THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Nevada	82-1553794
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

1 Rockefeller Plaza, Suite 1039, New York, New York	10020
(Address of principal executive offices)	(Zip code)

(646) 756-2997

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HOTH	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021 was $36,736,875 based upon the closing price of the registrant’s common stock of $1.60 on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 28, 2022 was 23,975,098.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated to our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 13  of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	The marketing approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

●	We rely on and intend to rely on third parties to conduct our clinical trials, to assist us with pre-clinical development and for manufacturing and marketing of our proposed product candidates. If we are not able to secure favorable arrangements with such third parties, or such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products and our business and financial condition could be harmed.

●	Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing U.S. Food and Drug Administration regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

●	Our revenue stream will depend upon third-party reimbursement.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risk Related to our Intellectual Property Rights

●	Our business depends upon us securing and protecting critical intellectual property.

●	We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

●	Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

Risk Related to our Company

●	We have expanded and may continue to expand, our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

●	Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

General Risk Factors

●	Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Hoth,” “we,” “us,” and “our” refers to Hoth Therapeutics, Inc., individually, or as the context requires, collectively with its subsidiary, Hoth Therapeutics Australia Pty Ltd.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for mast-cell derived cancers and anaphylaxis; and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases. We also have preclinical assets being developed for (i) atopic dermatitis (also known as eczema); (ii) a treatment for asthma and allergies using inhalational administration; (iii) a treatment for lung diseases resulting from bacterial infections; and (iv) a treatment for inflammatory bowel diseases. We are also developing a diagnostic device via a mobile device.

Primary Development:

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 which we intend to potentially use for treating dermatological side effects from epidermal growth factor receptor (“EGFR”) inhibitors, and potentially other drugs used for the treatment of cancer. HT-001 is a topical formulation under development for the treatment of patients with rash and skin disorders associated with initial and repeat courses of tyrosine kinase EGFR inhibitor therapy. EGFR inhibitors are used for the treatment of cancers with EGFR up-regulation (such as non-small cell lung cancer, pancreatic cancer, breast cancer and colon cancer); however, EGFR inhibitors are often associated with dose-limiting skin toxicities that can result in the interruption or reduction of treatment. HT-001 is targeted to treat these EGFR-induced skin disorders to allow patients to achieve the best potential outcomes of EGFR therapy. HT-001 has achieved positive results in its initial pre-clinical studies conducted at GW. In December 2020, we submitted a pre-IND meeting request to the FDA with respect to HT-001 as a concomitant therapy with EGFR inhibitors. In preparation for such pre-IND meeting, we prepared and submitted to the FDA our IND-opening clinical trial plan in January 2021, which includes two phase 2 trials conducted in patients. Based on the FDA’s feedback, we intend to advance our IND-enabling activities for HT-001 as planned. We have engaged Worldwide Clinical Trials (“Worldwide”) as our clinical research organization to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the CLEER1 Phase 2a clinical trial in the United States.

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

HT-KIT

We have obtained from North Carolina State University an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis; this is being developed as HT-KIT. The HT-KIT drug is designed to more specifically target the receptor tyrosine kinase KIT in mast cells, which is required for the proliferation, survival and differentiation of bone marrow-derived hematopoietic stem cells. Mutations in the KIT pathway have been associated with several human cancers, such as gastrointestinal stromal tumors and mast cell-derived cancers (mast cell leukemia and mast cell sarcoma). Based on the initial proof-of-concept success, we intend to initially target mast cell neoplasms for development of HT-KIT, which is a rare, aggressive cancer with poor prognosis.

The same target, KIT, also plays a key role in mast cell-mediated anaphylaxis, a serious allergic reaction that is rapid in onset and may cause death. Anaphylaxis typically occurs after exposure to an external allergen that results in an immediate and severe immune response. We also intend to pursue the anaphylaxis indication for HT-KIT in parallel to cancer treatment.

On December 21, 2021, we submitted an Orphan Drug Designation (“ODD”) request to the U.S. Food and Drug Administration (“FDA”) for HT-KIT for the treatment of mastocytosis, and on March 10, 2022, we received ODD for HT-KIT for the treatment of mastocytosis. Drugs intended to treat orphan diseases (rare diseases that affect less than 200,000 people in the U.S.) are eligible to apply for ODD, which provides benefits such as 7 year marketing exclusivity and tax incentives to the sponsor during development and after approval.

HT-ALZ

On February 23, 2021, we filed a provisional patent application with the United States Patent and Trademark Office for the use of the active ingredient of HT-001 to treat and prevent Alzheimer’s disease and other neuroinflammatory diseases.

We intend to develop HT-ALZ for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FDCA”) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

On June 7, 2021, we entered into a sponsored research agreement with The Washington University to investigate the effects of HT-ALZ on behavioral and pathological markers of Alzheimer’s disease and to determine if HT-ALZ can improve learning and memory in an animal model of Alzheimer’s disease. Our study will also determine if behavior is improved utilizing HT-ALZ in blocking NK-1Rs. The study commenced in August 2021 and we expect preclinical results in 2022.

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

The BioLexa Platform is a proprietary, patented, drug compound platform for the treatment of eczema. It combines an FDA approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts.

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

We intend to develop the BioLexa Platform for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) was enacted to enable sponsors to seek New Drug Application (“NDA”) approval for novel repurposed drugs without the need for such sponsors to undertake time consuming and expensive pre-clinical safety studies and Phase 1 safety studies. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to gentamicin and zinc chelator in our NDA submission to the FDA for marketing approval.

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

On December 9, 2020, we received approval from the Belberry Human Research Ethics Committee (“HREC”) in Australia to conduct our clinical trial of BioLexa, and we have engaged Novotech (Australia) Pty Limited (“Novotech”) as our local clinical research organization in Australia to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the first in human clinical trial of BioLexa. Phase 1 of the trial was initiated in 2021 and is expected to conclude in 2022.

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

●

the literature set forth below reaffirms the critical role that S. aureus plays in the development of atopic dermatitis flare-ups within the international medical community, supporting the targeted mechanism of action of BioLexa.

Shi et al, “MRSA Colonization is Associated with Decreased Skin Commensal Bacteria in Atopic Dermatitis,” Invest Dermatol. 2018.

Blicharz, et al, “Staphylococcus aureus: an underestimated factor in the pathogenesis of atopic dermatitis?,” Adv Dermatol Allergol 2019.

Preclinical Development

HT-003

On July 30, 2020 (the “Isoprene Effective Date”), we entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene Pharmaceuticals, Inc. (“Isoprene”) pursuant to the commercial evaluation sublicense and option agreement dated March 8, 2019 by and among us, the University of Maryland, Baltimore and Isoprene. Pursuant to the Isoprene Sublicense Agreement, Isoprene granted us an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice certain patent rights for the treatment of dermatological conditions or diseases, referred to as HT-003. The retinoic acid metabolism blocking agents (“RAMBAs”) have the potential to be developed as a platform for multiple inflammatory-based indications. Accordingly, we entered into a Sublicense Agreement with Isoprene on July 2, 2021 pursuant to the option agreement dated December 22, 2020 to expand the therapeutic indication of the sublicensed RAMBAs from Isoprene to include inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.

Retinoids, which include Vitamin A (retinol) and its analogues (both synthetic and metabolites), play a critical role in cell signaling and biological processes, including regulation of immune cells and inflammation, signaling pathways that control normal skin maintenance, embryonic development and cell growth/differentiation/repair. Deficiencies in retinoids and their active metabolites have been implicated in a wide variety of diseases. In the skin, retinol deficiency leads to hyperkeratosis and keratinizing metaplasia that is observed in skin disorders like psoriasis and acne. Vitamin A and retinoic acid also play a crucial role in regulating cell proliferation, differentiation, and apoptosis and therefore, altered metabolism of retinoids has been suspected as playing a potential role in tumorigenesis. Accordingly, retinoids have been approved in the U.S. for treatment of acne and psoriasis as well as other therapeutic indications such as acute promyelocytic leukemia and cutaneous T-cell lymphoma; however, the therapeutic use of exogenous retinoids has been limited due to negative effects associated with high systemic concentrations. A new therapeutic approach to increase intracellular retinoic acid (the active metabolite of retinol) potentially without causing negative side effects of exogenous retinoic acid is to use inhibitors of RAMBAs, which prolong the presence of retinoic acid. HT-003 is a novel RAMBA under investigation for topical treatment in acne and psoriasis applications.

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

Preclinical proof-of-concept studies began in the first quarter of 2021 for the investigation of RAMBAs for treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.

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

Preclinical proof-of-concept data was generated in October 2020 supporting efficacy of HT-004 after inhalational delivery in a mouse model. Critical proof-of-concept studies in a humanized mouse model are planned to be conducted in 2022. These studies are being conducted by our Scientific Advisory Board member, Dr. Glenn Cruse, at NC State.

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

HT-002

On May 18, 2020, we entered into an Exclusive License Agreement with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) pursuant to which VCU granted us an exclusive, royalty bearing license to HT-002, a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Peptide”) and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import certain licensed products and perform certain licensed services. On June 29, 2020, we entered into a Sponsored Project Agreement (“VCU SPA”) with VCU for the development of a potential COVID-19 treatment using the VCU Peptide. The VCU SPA was amended on April 28, 2021 to extend the period of research and to add additional scope of investigation to include the variants of SARS-CoV-2.

Proof-of-Concept preclinical studies are expected to be completed in 2022.

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

Product Development Pipeline

The following table summarizes our product development pipeline.

Other Interests

We have interests in certain other assets being developed by third parties. Specifically, in December 2021, we entered into a license agreement with Zylö Therapeutics, Inc. (“Zylö”) with respect to the development of HT-005. We had previously entered into a sublicense agreement with Zylö pursuant to which we had advanced the development of HT-005 for patients with lupus. (See Note 6 to the consolidated financial statements for a discussion of our agreement with Zylö). In addition, in March 2020, we entered into a Royalty and Development Agreement (the “Voltron Agreement”)  with Voltron Therapeutics, Inc. with respect to the development of potential product candidates for the prevention of COVID-19. (See Note 6 to the consolidated financial statements for a discussion of our agreement with Voltron).

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

We currently have licenses to six U.S. patents and one pending U.S. patent application, and we have licenses to three patents issued in Europe and Australia and five pending patent applications in foreign jurisdictions including Europe, Brazil, Canada and Hong Kong. Hoth also holds two pending U.S. patent applications and one pending PCT patent application.

In addition to patents, we rely on trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We take measures to protect and maintain the confidentiality of proprietary information in order to protect aspects of the business that are not amenable to, or that we do not consider appropriate for, patent protection. We require employees, consultants, outside scientific partners, sponsored researchers and other advisors to execute confidentiality agreements with us on or prior to the commencement of employment or consulting relationships with us.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive pre-clinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and other clinical study related regulations, referred to as good clinical practice (“GCP”), to establish the safety and efficacy of the proposed drug for its proposed indication;

●	submission to the FDA of an NDA or biologics license application (“BLA”);

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s current good manufacturing practice (“cGMP”) requirements;

●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA or BLA; and

●	FDA review and approval of the NDA or BLA prior to any commercial marketing or sale.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into a small number of healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.

●	Phase 2. Involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Australia

Our first clinical trial for BioLexa will be conducted in Australia. The TGA and the National Health and Medical Research Council set the GCP requirements for clinical research in Australia, and compliance with these codes is mandatory. Australia has also adopted international codes, such as those promulgate by the International Council for Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (“ICH”). The ICH guidelines must be followed across all areas of clinical research, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.

Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the TGA for quality, safety and efficacy must occur pursuant to either the Clinical Trial Notification Scheme (“CTN Scheme”) or the Clinical Trial Exemption Scheme (“CTX Scheme”). In each case, the trial is supervised by a HREC, an independent review committee set up under guidelines of the Australian National Health and Medical Research Council that ensures the protection of rights, safety and well-being of human subjects involved in a clinical trial. A HREC does this by reviewing, approving and providing continuing examination of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. A HREC reviews the scientific validity of the trial design, the balance of risk versus harm of the therapeutic good, the ethical acceptability of the trial process, and approves the trial protocol. The HREC is also responsible for monitoring the conduct of the trial.

The CTN Scheme broadly involves:

●	completion of preclinical laboratory and animal testing;

●	submission to a HREC, of all material relating to the proposed clinical trial, including the trial protocol;

●	the institution or organization at which the trial will be conducted, referred to as the “Approving Authority”, giving final approval for the conduct of the trial at the site, having regard to the advice from the HREC; and

●	the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form (“CTN Form”) to the TGA. The CTN form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA.

Under the CTX Scheme:

●	a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment; and

●	a sponsor must forward any comments made by the TGA Delegate to the HREC(s) at the sites where the trial will be conducted.

A sponsor cannot commence a trial under the CTX Scheme until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted.

The Therapeutic Goods Act 1989 (the Act) requires that medical products, including pharmaceuticals, imported into, supplied in, or exported from Australia be included in the Australian Register of Therapeutic Goods (“ARTG”). In order to obtain registration of the product on the ARTG:

●	Sponsors must provide a product application containing adequate nonclinical data as well as data from adequate and well-controlled clinical trials that demonstrate the safety and efficacy of the therapeutic product;

●	Sponsors also must provide information demonstrating that the manufacture and quality of the therapeutic product complies with the principles of cGMP;

●	TGA then evaluates the application data, taking into account recommendations from an advisory committee, such as the Advisory Committee on Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic product in the ARTG; and

●	TGA must decide to include the therapeutic product on the ARTG.

Employees

As of March 28, 2022, we employed a total of 4 full-time employees, 1 employee consultant, and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We were incorporated in May 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the years ended December 31, 2021 and 2020 were $14,313,705 and $7,197,816, respectively, and our accumulated deficit as of December 31, 2021 and 2020 was $33,727,163 and $19,413,458, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

In March 2020, we entered into the Voltron Agreement pursuant to which we and HaloVax will work to jointly develop potential products candidates to prevent COVID-19; however, no assurance can be given as to when, if ever, we will be able to develop any products for such purpose. Furthermore, we are subject to risks including, but not limited to, the following with respect to the development of a treatment for COVID-19:

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

If our joint venture with HaloVax, LLC (“HaloVax”) is not successful or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our potential products.

In March 2020, we entered into the Voltron Agreement to form a joint venture entity named HaloVax to jointly develop potential product candidates for the prevention of the COVID-19. Pursuant to the terms of the Voltron Agreement we are entitled to receive sales-based royalties at low single digit percentages. In addition, in 2020, we purchased 6% of HaloVax’s outstanding membership interests and shall contribute proceeds of the development of products to prevent COVID-19. If and to the extent we and HaloVax are unable to develop potential product candidates for the prevention of COVID-19, we will not be entitled to any sale-based royalties and the value of our ownership interest in HaloVax could decline in which case we may lose all or part of our investment in HaloVax.

While Voltron has agreed to cooperate and use commercially reasonable efforts to exchange information and resources that will lead to the development activities and established a Joint Development Committee consisting of seven members, two of which were selected by us, to plan, review, coordinate and oversee the performance of the development activities and timelines with respect to development activities, we have limited contractual rights to direct its activities. Moreover, we will not have any other control with respect to the operations of HaloVax. Therefore, HaloVax will have a greater influence with respect to its commercialization efforts and other operations. In general, our joint venture with HaloVax subjects us to a number of related risks including that:

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

If HT-005 is not commercialized by Zylö or otherwise acquired by a third party, we may not be able to capitalize on the full market potential of our interests with respect to HT-005.

In December 2021, we licensed HT-005 back to Zylö and are entitled to receive a low single digit percent of the net proceeds attributable to the sale of HT-005 to a third party, a low single digit percent of the net proceeds from the sale of HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) and a low double digit percent of any royalty Zylö receives through the sublicense to a third party based on the net sales of HT-005 in the Territory. In connection with the license of HT-005 back to Zylö, we acquired 100,000 shares of Zylö’s Class B common stock. As of December 31, 2021, we own 220,000 shares of Zylö’s Class B common stock. If Zylö is unable to sell or otherwise commercialize HT-005, we will not be entitled to any proceeds or sale-based royalties and the value of our ownership interest in Zylö could decline in which case we may lose all or part of our investment in Zylö.

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

Obtaining clearances or approvals from the FDA and from regulatory agencies in other countries is an expensive and time-consuming process and is uncertain as to outcome. The FDA and other agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain an NDA approval or pre-market approvals in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory agencies will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if cleared or approved, our products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

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

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;

●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in obtaining required IRB or Ethics Committee (“EC”) approval at each clinical study site;

●	delays in recruiting a sufficient number of suitable patients to participate in our clinical studies;

●	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;

●	failure by our CROs, other third parties or us to adhere to clinical study, regulatory or legal requirements;

●	failure to perform in accordance with the FDA’s GCP or applicable regulatory guidelines in other countries;

●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

●	delays in having patients complete participation in a study or return for post-treatment follow-up;

●	clinical study sites or patients dropping out of a study;

●	delay or failure to address any patient safety concerns that arise during the course of a trial;

●	unanticipated costs or increases in costs of clinical trials of our product candidates;

●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a drug product available in the United States for the type of disease or condition will be recovered from sales of the product.

Orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective.

Modifications to our products may require new drug or device approvals.

Once a particular product receives FDA approval or clearance, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals or clearances, including additional IND and NDA/BLA submissions or premarket approvals before we can begin clinical development, and/or prior to marketing and sales. If the FDA requires new clearances or approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and harm our operating results. If the products are already being used for these new indications, we may also be subject to significant enforcement actions. Conducting clinical trials and obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

We will not manufacture any of our proposed product candidates for commercial sale nor do we have the resources necessary to do so. In addition, we currently do not have the capability to market our drug products ourselves. In addition to our internal sales force efforts, we have contracted with and intend to continue to contract with specialized manufacturing companies to manufacture our proposed product candidates and partner with larger pharmaceutical companies for commercialization of our products. In connection with our efforts to commercialize our proposed product candidates, we will seek to secure favorable arrangements with third parties to distribute, promote, market and sell our proposed product candidates. If our internal sales force is unable to successfully distribute, market and promote our product candidates and we are not able to secure favorable commercial terms or arrangements with third parties for the distribution, marketing, promotion and sales of our proposed product candidates, we may have to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our proposed drug candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements or are unable to develop the appropriate resources necessary for the commercialization of our proposed product candidates, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level and could have an adverse effect on our financial position.

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

We may have conflicts with our partners, such as conflicts concerning the interpretation of pre-clinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our partners, such partner may act in a manner that is averse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due to us under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

●	federal false claims and false statement laws, including the federal civil False Claims Act and the Civil Monetary Penalties Law (“CMPL”), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

●	HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information; and

●	The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us could have a material adverse effect on our business, financial condition, cash flows and results of operations. We may be a party to various lawsuits, demands, claims, qui tam suits, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs and possible criminal penalties.

If we are found in violation of applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

●	suspension or termination of our participation in federal healthcare programs;

●	criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal False Claims Act, CMPL, and Anti-Kickback Statute;

●	enforcement actions by governmental agencies or claims for monetary damages by patients under federal or state patient privacy laws, including HIPAA;

●	repayment of amounts received in violation of law or applicable payment program requirements, and related monetary penalties;

●	mandated changes to our practices or procedures that materially increase operating expenses;

●	imposition of corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our business practices;

●	termination of various relationships or contracts related to our business; and

●	harm to our reputation which could negatively affect our business relationships, decrease our ability to attract or retain patients and physicians, decrease access to new business opportunities and impact our ability to obtain financing, among other things.

Responding to lawsuits and other proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. It is also possible that criminal proceedings may be initiated against us or individuals in our business in connection with investigations by the federal government.

Furthermore, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

If a third-party contract manufacturing organization (“CMO”) upon whom we rely to formulate and manufacture our product candidates does not perform, fails to manufacture according to our specifications or fails to comply with strict regulations, our pre-clinical studies or clinical trials could be adversely affected, and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses.

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

Healthcare Reform in the United States.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. On the federal level, the Affordable Care Act (“ACA”) was enacted in March 2010, and included measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA that have been of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	creation of Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	adoption of methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	creation of a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

Although there have been legal and political challenges to certain aspects of the ACA, the Biden Administration has affirmed support for the law, entered its own executive orders to enforce and strengthen it, and committed to examining and, where appropriate, reversing contrary Trump Administration policies. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”

Because of the volatility surrounding the implementation and enforcement of the ACA since its passage, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicates that the Biden Administration may significantly modify the ACA and further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase scrutiny of drug pricing.

Additionally, in December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. However, on appeal, the Supreme Court ruled in June 2021 that the parties challenging the law lacked standing, leaving the ACA in place. It is unclear how any other potential litigation challenging the ACA and the healthcare reform measures of the Biden administration will impact the ACA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Moreover, prescription drug pricing has been a recent focus of federal policymaking. The Trump Administration issued a series of executive orders and rules related to prescription drug pricing, including executive orders in July and September 2020 focused on reducing drug prices and rules in November 2020 establishing a ‘Most Favored Nation’ rule tying Medicare Part B drug pricing to prices in other countries, as well as a rule effectively banning rebates from Medicare Part D. The Biden Administration has indicated that lowering prescription drug prices is a priority for the Biden Administration as well.

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

Patent positions in our industry are highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, we or our licensors might not have been the first to make the inventions covered by our pending patent applications and issued patents, as applicable; we or our licensors might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents; our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable. As a result, our owned and licensed patents may not be valid, and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology. The extent to which we are unable to do so could materially harm our business.

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

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus, including variants, and the actions to contain the coronavirus or treat its impact, among others.

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

We currently utilize third parties to, among other things, manufacture raw materials. If any third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations.

In the event of a shelter-in-place order or other mandated local travel restrictions, our employees conducting research and development, or manufacturing activities may not be able to access their laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On December 30, 2021, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until June 28, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by June 28, 2022, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Our Articles of Incorporation, as amended (“Articles of Incorporation”), our Amended and Restated Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 28, 2022. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 28, 2022, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock were previously issued and converted into common stock at the time of our initial public offering and 1,897,520 shares of Series A Preferred Stock remain authorized. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or agents  and may result in increased costs to our shareholders, which may discourage such lawsuits against us and our directors, officers, other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 1 Rockefeller Plaza, Suite 1039, New York, NY 10020. We lease our office for approximately $4,500 per month pursuant to a lease which terminates on July 31, 2022. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 28, 2022, there were 139 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

None.

ITEM 6. [RESERVED]

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have preclinical assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa);(ii) a treatment for asthma and allergies using inhalational administration (HT-004); (iii) a treatment for lung diseases resulting from bacterial infections (HT-006); and (iv) a treatment for inflammatory bowel diseases (HT-003). In addition, we are developing a diagnostic device via a mobile device. We also have interests in certain other assets being developed by third parties including HT-005 for patients with lupus that is being developed by Zylö and potential product candidates being developed pursuant to our agreement with Voltron for the prevention of COVID-19.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2021 and 2020

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2021, research and development expenses were approximately $7.5 million, of which approximately $0.2 million was related to licenses acquired and approximately $7.4 million was related to other research and development expenses.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the year ended December 31, 2021, General and Administrative Expenses were approximately $6.6 million, which primarily consisted of approximately $3.0 million related to payroll expenses and stock-based compensation, approximately $2.7 million for professional fees and approximately $0.8 million for other expenses.

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

Other Income (Expenses)

For the year ended December 31, 2021, other expenses were approximately $0.2 million, which consisted of the realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities.

For the year ended December 31, 2020, other income was approximately $0.1 million, which consisted of the realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we had approximately $8.5 million in cash, marketable securities of $1.9 million, current liabilities of $0.9 million and an accumulated deficit of approximately $33.7 million.

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

We have funded our operations from proceeds from the sale of equity and debt securities. We will require significant additional capital to make the investments we need to execute our longer-term business plan. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to our existing shareholders and future debt securities may contain covenants that limit our operations or ability to enter into certain transactions.

We believe our current cash is sufficient to fund operations for at least the next 12 months from the date that our audited financial statements are available to be issued. However, we will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for our existing and new product candidates. If such funding is not available, or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed.

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash used in operations was approximately $12.1 million, which primarily resulted from a net loss of approximately $14.3 million, and was partially offset by changes in operating assets and liabilities of approximately $0.5 million, unrealized loss on marketable securities of approximately $0.2 million, and approximately $1.3 million stock-based compensation.

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

Cash Flows from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was approximately $0.2 million, which was primarily related to the sale of marketable securities of approximately $2.5 million, and was partially offset by the purchase of marketable securities of approximately $2.6 million.

For the year ended December 31, 2020, net cash used in investing activities was approximately $1.8 million, which was primarily related to the purchase of marketable securities of approximately $2.3 million and purchase of investments in HaloVax, LLC and Zylö of approximately $0.4 million, partially offset by the sale of marketable securities of approximately $1.1 million.

Cash Flows from Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was approximately $18.2 million. The cash provided by financing activities primarily resulted from approximately $17.8 million in net proceeds from the issuance of common stock, common stock warrants and pre-funded warrants, and $0.4 million in proceeds from the exercise of warrants.

For the year ended December 31, 2020, net cash provided by financing activities was approximately $8.7 million. The cash provided by financing activities primarily resulted from approximately $8.7 million in net proceeds from the issuance of common stock and warrants.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly traded company or from operations. Such additional debt or equity financing may not be available to us on favorable terms, if at all.

We plan to pursue our plans with respect to the research and development of our pre-clinical products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. We currently do not expect to generate any revenue.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet and the reported amounts of expenses during the reporting period. In accordance with GAAP, we evaluate our estimates and judgments on an ongoing basis. The most significant estimates relate to the valuation of stock options and the valuation allowance of deferred tax assets resulting from net operating losses. We base our estimates and assumptions on current facts, our limited historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2018.

New York, New York

March 29, 2022

PCAOB ID No. 100

Hoth Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$8,538,270	$2,629,670
Marketable equity securities, at fair value	1,892,837	2,063,236
Prepaid expenses	93,972	89,836
Note receivable - current	50,000	-
Total current assets	10,575,079	4,782,742

Note receivable	-	50,000
Investment in joint venture at fair value	410,000	410,000
Total assets	$10,985,079	$5,242,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$360,964	$129,469
Accrued expenses	426,823	128,180
Accrued license fee - current portion	80,000	54,500
Total current liabilities	867,787	312,149

Accrued license fee - less current portion	235,000	285,000
Total liabilities	1,102,787	597,149

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares designated; 0 shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 23,974,546 and 13,438,535 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,398	1,343
Additional paid-in-capital	43,589,471	24,073,059
Accumulated deficit	(33,727,163)	(19,413,458)
Accumulated other comprehensive gain (loss)	17,586	(15,351)
Total stockholders’ equity	9,882,292	4,645,593
Total liabilities and stockholders’ equity	$10,985,079	$5,242,742

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	December 31,
	2021	2020

Operating costs and expenses
Research and development	$7,354,708	$2,281,363
Research and development - licenses acquired (including stock-based compensation)	174,782	607,562
Compensation and related expenses (including stock-based compensation)	3,036,034	1,454,478
Professional fees (including stock-based compensation)	2,703,837	2,478,493
Rent	46,871	25,871
Other general and administrative expenses	785,208	454,207
Total operating expenses	14,101,440	7,301,974
Loss from operations	(14,101,440)	(7,301,974)

Other income (expenses)
Other income (expenses), net	(212,265)	104,158
Total other income (expenses)	(212,265)	104,158

Net loss	$(14,313,705)	$(7,197,816)
Other comprehensive gain (loss)
Foreign currency translation adjustment	32,937	(15,351)
Total comprehensive loss	$(14,280,768)	$(7,213,167)

Net loss per share applicable to common stockholders - basic and diluted	$(0.64)	$(0.58)
Weighted average number of common shares outstanding, basic and diluted	22,330,093	12,362,833

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2019	10,119,844	$1,012	$14,610,638	$(12,215,642)	$-	$2,396,008
Issuance of common stock and warrants (net of offering costs of $806,243)	1,449,275	145	4,193,611	-	-	4,193,756
Issuance of common stock (net of offering costs of $525,000)	1,818,182	182	4,474,818	-	-	4,475,000
Cancellation of common stock	(15,000)	(2)	2	-	-	-
Warrant exercise	56,250	6	56,244	-	-	56,250
Stock-based compensation	9,984	-	737,746	-	-	737,746
Cumulative translation adjustment	-	-	-	-	(15,351)	(15,351)
Net loss	-	-	-	(7,197,816)	-	(7,197,816)
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,591,600)	6,826,962	683	13,406,949	-	-	13,407,632
Issuance of common stock and warrants (net of offering costs of $572,500)	2,475,248	248	4,427,253	-	-	4,427,501
Warrant exercise	1,126,720	113	359,400	-	-	359,513
Stock-based compensation	107,081	11	1,322,810	-	-	1,322,821
Cumulative translation adjustment	-	-	-	-	32,937	32,937
Net loss	-	-	-	(14,313,705)	-	(14,313,705)
Balance at December 31, 2021	23,974,546	$2,398	$43,589,471	$(33,727,163)	$17,586	$9,882,292

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(14,313,705)	$(7,197,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,043
Research and development-acquired license, expensed	92,470	506,957
Stock-based compensation	1,322,821	737,746
Realized loss (gain) on marketable securities	41,808	1,177
Unrealized loss (gain) on marketable securities	176,974	(50,553)
Loss on foreign currency exchange	59,583	-
Changes in assets and liabilities:
Prepaid expenses	(5,420)	20,236
Accounts payable	535,340	(151,988)
Net cash used in operating activities	(12,090,129)	(6,133,198)

Cash flows from investing activities
Purchase of investments in joint venture	-	(410,000)
Purchase of research and development licenses	(116,970)	(167,457)
Purchase of marketable securities	(2,556,135)	(2,300,015)
Purchase of convertible promissory note in Isoprene	-	(50,000)
Sale of marketable securities	2,507,750	1,089,819
Net cash used in investing activities	(165,355)	(1,837,653)

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	13,407,632	-
Proceeds from issuance common stock and warrants, net of offering cost	4,427,501	4,193,756
Proceeds from issuance common stock, net of offering cost	-	4,475,000
Proceeds from exercise of warrants	359,513	56,250
Net cash provided by financing activities	18,194,646	8,725,006

Effect of exchange rate changes on cash and cash equivalents	(30,562)	(15,351)

Net change in cash	5,939,162	754,155
Cash, beginning of period	2,629,670	1,890,866

Cash, end of period	$8,538,270	$2,629,670

Non-cash investing and financing activities
Cancellation and retirement of common stock	$-	$2

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1—Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for mast-cell derived cancers and anaphylaxis; and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases. The Company also has preclinical assets being developed for (i) atopic dermatitis (also known as eczema); (ii) a treatment for asthma and allergies using inhalational administration; (iii) a treatment for lung diseases resulting from bacterial infections; and (iv) a treatment for inflammatory bowel diseases. In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (See Note 6 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc. and Voltron Therapeutics, Inc.).

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

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

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

Fair Value of Financial Instruments

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

Fair value option – Note receivable

The guidance in ASC 825, Financial Instruments, provides a fair value option election that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately in the Company’s consolidated balance sheets from those instruments using another accounting method.

Investment in joint venture

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint venture is further described in Note of 6 these consolidated financial statements.

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

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. These options generally vest over a one to five year period. The Company accounts for forfeited awards as they occur.

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

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

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

	As of December 31,
Potentially dilutive securities	2021	2020
Warrants	10,070,764	1,235,266
Options	1,321,212	689,212
Non-vested restricted stock awards	2,801	9,882
Total	11,394,777	1,934,360

Recent accounting pronouncements

In December 2019, FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

Note 3—License agreements

The following summarizes the Company’s research and development expenses for licenses acquired during the years ended December 31, 2021 and 2020:

	For the years ended December 31,
	2021	2020
The George Washington University	$99,782	$169,012
Chelexa Biosciences, Inc. and the University of Cincinnati	-	10,000
University of Maryland and Isoprene Pharmaceuticals, Inc.	15,000	35,000
North Carolina State University	30,000	-
Virginia Commonwealth University	30,000	365,000
University of Cincinnati	-	26,550
U.S. Army Medical Research and Development Command	-	2,000
	$174,782	$607,562

The George Washington University

On February 1, 2020 (“GW the Effective Date”), the Company entered into a patent license agreement with GW pursuant to which GW granted the Company a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001. On the GW Effective Date, the Company paid GW $2,500, and on February 27, 2020, the Company paid GW $10,000 as a license initiation fee. Until the first commercial sale of HT-001, the Company shall pay (i) $75,000 per year for the development and commercialization of HT-001, (ii) $2,000 for license maintenance fees on the first anniversary of the GW Effective Date and (iii) $5,000 for license maintenance fees commencing on the second anniversary of the GW Effective Date and thereafter. Furthermore, the Company shall be required to pay GW a sublicense fee equal to a certain percentage of the sum of payments plus the fair market value of all other consideration of any kind received by the Company from sublicensees during each quarter as follows: a 40% sublicense fee until the first anniversary of the GW Effective Date, a 30% sublicense fee until the third anniversary of the GW Effective Date and a 20% sublicense fee after the third anniversary of the GW Effective Date; provided, however, such sublicense fee shall exclude certain fees paid to the Company such as certain royalties, equity investments, loan proceeds and sponsored research funding. The Company shall also pay GW milestone payments of up to an aggregate of $90,000 and sales-based royalties at a low single digit percentage, subject to certain minimum royalty requirements.

Effective as of June 1, 2019, the Company and GW entered into a sponsored research agreement (the “Sponsored Research Agreement”), as amended on July 29, 2019, May 29, 2020 and September 7, 2021, with respect to the exploration of the potential use of HT-001 for topical and/or systemic therapy to counter the dermatological related side-effects of Erlotinib therapy in cancer patients. The Sponsored Research Agreement shall terminate on May 31, 2022 unless terminated earlier pursuant to the terms of the agreement.

On August 7, 2020 (the “GW Second Effective Date”), the Company entered into a second Patent License Agreement (the “GW Second Patent License Agreement”) with GW pursuant to which GW granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property that can be used to develop a breath based diagnostic device. The GW Second Patent License Agreement permits the Company to make, have made, use, import, offer for sale and sell Licensed Products (as defined in the GW Second Patent License Agreement) in the field of virus sensing and detection. The term of the GW Second Patent License Agreement shall continue until the later of: (a) the expiration or abandonment of the last patent to expire or become abandoned of the Patent Rights (as defined in the GW Second Patent License Agreement); or (b) ten years after the first Sale (as defined in the GW Second Patent License Agreement) of the first Licensed Product if no patent has issued from the Patent Rights, unless terminated earlier pursuant to the terms of the agreement. Pursuant to the GW Second Patent License Agreement, the Company shall pay GW: (i) an upfront license initiation fee, (ii) annual maintenance fees commencing on the first anniversary of the GW Second Effective Date, (iii) milestone payments ranging from the low to mid five figures, (iv) running royalty payments at a middle single digit percentage of Net Sales (as defined in the GW Second Patent License Agreement), (iv) quarterly minimum payments ranging from the low four figures for the first four quarters after the first sale to low five figures commencing three years after the first sale and (v) an annual diligence fee of high five figures. In addition, the Company has agreed to reimburse GW for certain past and future patent filing and prosecution costs.

On September 17, 2020, the Company entered into a second Sponsored Research Agreement (the “Second Agreement”) with GW effective as of September 1, 2020 (the “Second Agreement Effective Date”). The Second Agreement relates to the development of a diagnostic device for the detection of SARS-CoV-2 via a mobile device as an aid in the diagnosis of the COVID-19 infection. The Second Agreement was terminated on February 26, 2021.

During the year ended December 31, 2020, the Company paid $10,000 for license initiation fee, $10,000 for option exercise fee and approximately $15,000 patent related expense. The Company also recorded an expense of approximately $134,000 related with warrants granted to GW pursuant to the GW Patent License Agreement and GW Second Patent License Agreement.

During the year ended December 31, 2021, the Company recorded an expense of approximately $0.1 million for related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement.

Chelexa Biosciences, Inc. and the University of Cincinnati

On May 14, 2020, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Chelexa Biosciences, Inc. (“Chelexa”) pursuant to which Chelexa assigned to the Company its rights and obligations in and liabilities under its license agreement with the University of Cincinnati dated February 27, 2013 (as amended, the “University of Cincinnati License Agreement”). In consideration for the assignment, the Company agreed to forgive all amounts due to it by Chelexa and to pay to Chelexa certain royalty payments.

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

During the year ended December 31, 2021, the Company paid $2,500 for the annual license maintenance fee and $5,000 for the yearly minimum annual royalty fee.

During the year ended December 31, 2020, the Company paid a total of $2,500 for the annual license maintenance fee, $5,000 for the yearly minimum annual royalty fee and approximately $2,000 for patent expense reimbursement. As of December 31, 2020, the Company accrued a $7,500 for an upfront license payment. The payment was made in 2021.

University of Maryland and Isoprene Pharmaceuticals, Inc.

On July 30, 2020 (the “Isoprene Effective Date”), the Company entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene Pharmaceuticals, Inc. (“Isoprene”). Pursuant to the Isoprene Sublicense Agreement, Isoprene granted the Company an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice the Patent Rights (as defined in the Isoprene Sublicense Agreement) for the treatment of dermatological conditions or diseases. The Isoprene Sublicense Agreement will continue on a country-by-country basis until the expiration of the last to expire of the Patent Rights in such country, unless earlier terminated pursuant to the Isoprene Sublicense Agreement (the “Isoprene Term”). Pursuant to the Isoprene Sublicense Agreement, the Company shall pay Isoprene, among other things, (i) a license fee, (ii) a royalty rate at a middle single digit percentage, (iii) milestone payments of up to $1,375,000 and (iv) revenue interest at a low single digit percentage based on the net revenue of covered products sold by Isoprene during the Isoprene Term.

On December 2, 2020, the Company entered into an option agreement (the “Option Agreement”) with Isoprene, pursuant to which the Company had an exclusive option, until June 2, 2021, to negotiate an exclusive, royalty-bearing and limited term license with respect to certain previously sublicensed intellectual property for the diagnosis and treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis, which option was exercised on July 2, 2021.This Option Agreement is based upon and expands the fields of use in which the Company can license certain Isoprene intellectual property that is the subject of the Company’s existing Sublicense Agreement, dated July 30, 2020, with Isoprene, and the Master License Agreement, dated July 8, 2020, by and between Isoprene and the University of Maryland, Baltimore.

During the year ended December 31, 2020, the Company paid $10,000 for the license fee and $20,000 for the option exercise fee. As of December 31, 2020, the Company accrued a $5,000 for an upfront license payment.

During the year ended December 31, 2021, the Company paid $15,000 for the license fee.

North Carolina State University

On February 25, 2021 (the “Effective Date”), the Company entered into a License Agreement (the “License Agreement”) with North Carolina State University (“NC State”) pursuant to which NC State granted the Company an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis. The License Agreement commenced on the Effective Date and continues until the later of (i) the date of expiration of the last to expire patents rights licensed pursuant to such agreement, including any renewals or extensions thereof and (ii) expiration of any market exclusivity period granted for a licensed product by the applicable regulatory agency.

During the year ended December 31, 2021, the Company paid $30,000 for the license fee.

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

On June 29, 2020, the Company entered into a Sponsored Project Agreement (the “VCU Sponsored Project Agreement”) with VCU for the development of a potential COVID-19 treatment using the license to a novel peptide granted to the Company by VCU. The VCU Sponsored Project Agreement was amended on April 28, 2021 to extend the period of research and to add an additional scope of investigation to include the variants of SARS-CoV-2.

In May 2020, the Company paid the signing fee of $50,000 upon execution of the VCU License Agreement.

During the year ended December 31, 2021, the Company paid $30,000 for annual maintenance fees.

As of December 31, 2021 and 2020, the Company accrued $285,000 for five years of annual minimum payments and $30,000 for annual maintenance fees.

The University of Cincinnati

On May 18, 2018, the Company entered into an exclusive license agreement with the University of Cincinnati for a patented, novel genetic marker for food allergies. The genetic marker licensed by the Company from the University of Cincinnati may be used to (i) identify at risk infants in predicting food allergies, including peanut and milk allergies, (ii) identify a person’s predisposition to an allergic reaction, thereby avoiding such reaction and (iii) determine an individual’s propensity to develop atopic dermatitis, such as eczema. Pursuant to the terms of the exclusive license agreement, the Company paid the University of Cincinnati a minimum annual royalty fee of $5,000 and agreed to pay the University of Cincinnati an annual license fee of $5,000 initially due and payable within 30 days of the one year anniversary of the exclusive license agreement and every year thereafter and milestone payments of up to $120,000. The exclusive license agreement was terminated by the Company on October 22, 2021.

During the year ended December 31, 2021, the Company paid $5,000 for the annual license maintenance fee and $5,000 for the yearly minimum annual royalty fee.

During the year ended December 31, 2020, the Company paid a total of $5,000 for the annual license maintenance fee, $5,000 for the yearly minimum annual royalty. As of December 31, 2020, the Company accrued a $10,500 for an upfront license payment. The payment was made in 2021.

U.S. Army Medical Research and Development Command

On December 11, 2020, the Company entered into a commercial evaluation license agreement with U.S. Army Medical Research and Development Command (“USAMRDC”). This agreement was amended on January 12, 2021 to clarify that the license entered into is with Walter Reed Army Institute of Research, a subsidiary of USAMRDC.

As of December 31, 2020, the Company accrued a $2,000 for an upfront license payment. The payment was made in January 2021.

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

Note 5—Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the years ended December 31, 2021 and 2020, which are recorded as a component of other income (expenses) on the consolidated statements of operations, are as follows:

	For the years ended December 31,
	2021	2020
Unrealized gain	$(176,974)	$50,553
Realized loss	(41,808)	(1,177)
Dividend income	66,101	31,152
Interest income	-	8
	$(152,683)	$80,536

Note 6—Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at December 31, 2021 and 2020:

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,892,837	$1,892,837	$-	$-
Investment in joint venture	$410,000	$-	$-	$410,000
Note receivable - current	$50,000	$-	$-	$50,000

	Fair value measured at December 31, 2020
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$2,063,236	$2,063,236	$-	$-
Investment in joint venture	$410,000	-	-	$410,000
Note receivable	$50,000	-	-	$50,000

Investment in joint venture

The Company has elected to measure the investment in joint venture using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the consolidated statements of operations.

The value at which the Company’s investment in joint venture is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a membership interest purchase agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. No change in fair value occurred during the year ended December 31, 2021 and 2020.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. No change in fair value occurred during the year ended December 31, 2021 and 2020. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021 Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement).

Note receivable

As of December 31, 2021, the fair value of the Isoprene Note was measured at $50,000, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the year ended December 31, 2021.

Note 7—Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2021, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Convertible Preferred Stock.

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

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the years ended December 31, 2021 and 2020 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2019	13,200	$0.25
Granted	6,666	3.00
Vested	(9,984)	0.49
Nonvested at December 31, 2020	9,882	$1.86
Granted	100,000	1.24
Vested	(107,081)	1.23
Nonvested at December 31, 2021	2,801	$3.00

As of December 31, 2021, there is approximately $2,000 of unrecognized stock-based compensation expense related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 0.63 years at December 31, 2021.

Stock Options

During the year ended December 31, 2021, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued an aggregate of 632,000 options to the Company’s directors. The aggregate grant date fair value of these options was approximately $1.1 million.

During the year ended December 31, 2020, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued an aggregate of 200,000 options to the Company’s directors. The aggregate grant date fair value of these options was approximately $0.5 million. The Company also issued 49,212 options to purchase common stock of the Company to a third party for consulting services. The aggregate grant date fair value of these options was approximately $0.1 million.

The fair value of options granted in 2021 and 2020 was estimated using the following assumptions:

	For the years ended December 31,
	2021	2020
Exercise price	$2.11	$2.54-3.05
Term (years)	10.0	9.52-9.56
Expected stock price volatility	119.2%	114.2% - 114.5%
Risk-free rate of interest	0.42%	0.3%

A summary of option activity under the Company’s stock option plan for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	525,000	$5.32	$457,250	9.4
Employee options issued	200,000	3.05	-	8.8
Non - employee options issued	49,212	2.54	-	9.5
Forfeited	(85,000)	-	-	-
Outstanding as of December 31, 2020	689,212	$4.52	$-	8.8
Employee options issued	632,000	2.11	-	9.3
Outstanding as of December 31, 2021	1,321,212	$3.37	$-	8.6
Options vested and exercisable as of December 31, 2021	1,321,212	$3.37	$-	8.6

Stock-based compensation associated with the amortization of stock option expense was approximately $1.1 million and $0.6 for the year ended December 31, 2021 and 2020, respectively. All stock compensation associated with the amortization of employee stock option expense was recorded as a component of compensation and related expense in the statement of operations. All stock compensation associated with the amortization of nonemployee stock option expense was recorded as a component of professional fees in the statement of operations.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.

Stock Based Compensation

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was as follows:

	For the years ended December 31,
	2021	2020
Employee stock option awards	$1,092,429	$487,963
Non-employee stock option awards	-	100,104
Employee restricted stock awards	6,611	15,510
Non-employee restricted stock awards	124,000	-
Non-employee stock warrant awards	99,782	134,169
	$1,322,821	$737,746

Employee and director related stock-based compensation was included in compensation and related expenses, and non-employee related stock-based compensation was included in professional fees and research and development related with licenses acquisition in the consolidated statements of operations and comprehensive loss.

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

Pursuant to the GW Patent License Agreement, on August 10, 2020 (the “August Warrant Date of Issuance”), the Company issued GW ten year warrants (the “August Warrants”) to purchase up to 72,463 shares of the Company’s common stock at an exercise price of $2.76 per share. The August Warrants vest as follows: 20% on the August Warrant Date of Issuance and the balance, or 80% of the August Warrants, shall vest in four equal annual installments of 20% on each anniversary of the August Warrant Date of Issuance.

In connection with the public offering of securities discussed above, the Company granted to Laidlaw and Benchmark warrants to purchase up to 72,464 and 90,909 shares of the Company’s common stock, respectively.

A summary of warrant activity for the years ended December 31, 2021 and 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,032,692	$2.91	$3,725,745	4.2
Issued	258,824	3.28	-	4.9
Exercised	(56,250)	1.00	-	-
Outstanding as of December 31, 2020	1,235,266	$3.07	$696,334	3.4
Issued	10,165,927	1.80	-	2.3
Expired	(203,709)	8.00	-	-
Exercised	(1,126,720)	0.32	-	-
Outstanding as of December 31, 2021	10,070,764	$1.99	$-	2.3
Warrants exercisable as of December 31, 2021	10,013,495	$1.99	$-	2.5

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 8—Commitments and contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the years ended December 31, 2021 and 2020 was approximately $47,000 and $25,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 9—Income taxes

The table below presents the components of the provision for taxes:

The Company’s provision is driven by refundable tax credits generated by its subsidiary in Australia.

	As of December 31,
	2021	2020
Current
U.S. Federal	$-	$-
U.S. State	-	-
US. Foreign	(548,660)	-
Total current provision	(548,660)	-
Deferred
U.S. Federal	-	-
U.S. State	-	-
US. Foreign	-	-
Total deferred benefit	-	-
Change in valuation allowance	(548,660)	-
Total provision for income taxes	$-	$-

At December 31, 2021 and 2020, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2021	2020

Net operating loss carryforwards	$6,752,718	$3,336,268
Research and development credits	444,866	-
Equity based compensation	590,050	549,387
Licenses acquired	341,171	139,487
Depreciation	72	63
Accruals and other temporary differences	155,816	-
Gross deferred tax assets	8,284,693	4,025,205
Depreciation	-	-
Accruals and other temporary differences	-	-
Less valuation allowance	(8,284,693)	(4,025,205)
Net deferred taxes	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the year ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	8.2%	-
Permanent items	(1.8)%	(0.3)%
Credits	6.7%	-
Equity compensation	(2.4)%	-
Rate changes	2.4%	-
Foreign rate differential	-	-
Other	(0.3)%	-
Increase/(decrease) in valuation reserve	(30.0)%	(20.7)%
Total	3.80%	-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2021, the Company has net operating loss carryforwards of approximately $26.7 million and 22.4 million available to reduce future taxable income, if any, for Federal and state income tax purposes, respectively. Approximately $1.5 million of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the years ended after December 31, 2017 of approximately $25.2 million can be carried forward indefinitely; however, the deduction for net operating losses incurred in tax years beginning after December 31, 2017 is limited to 80% of annual taxable income.

As of December 31, 2021, the Company has research and development credits of approximately $0.4 million and $0 available to reduce future income taxes, if any, for Federal and state income tax purposes, respectively. The Federal credits expire if not utilized by 2041.

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period. The Company has not conducted an analysis of an ownership change under Section 382 of the Code. To the extent that a study is completed and an ownership change is deemed to occur, the Company’s net operating losses and tax credits could be limited.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2021 and December 31, 2020, respectively (in thousands):

As of December 31,
	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$-	$-
Increases related to current year positions	-	-
Increases related to prior year positions	-	-
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$-	$-

At December 31, 2021 and 2020, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the Federal and state tax authorities from the date of utilization of the net operating loss.

Note 10—Risk and Uncertainties

COVID-19

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. The Coronavirus has spread to many regions of the world. The extent to which the Coronavirus impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the Coronavirus, including variants, and the actions to contain the Coronavirus or treat its impact, among others.

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

Nasdaq Delisting Notice

On December 30, 2021, the Company received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the bid price of its common stock, par value $0.0001 per share, failed to comply with the $1.00 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted an initial 180 calendar day compliance period, or until June 28, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the initial 180 calendar day compliance period. In the event the Company does not regain compliance by June 28, 2022, the Company may be eligible for an additional 180 calendar day grace period if the Company meets the continued listing standards for The Nasdaq Capital Market, with the exception of bid price, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period.

Note 11—Subsequent Events

On February 2, 2022, the compensation committee of the Board of Directors of the Company approved an increase in the number of shares of common stock reserved for issuance under the 2018 Plan by 250,000 shares from 3,671,926 shares to 3,921,926 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on such criteria.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Robb Knie	53	President, Chief Executive Officer and Director
David Briones	45	Chief Financial Officer
Stefanie Johns	37	Chief Scientific Officer
Wayne Linsley	65	Director
David B. Sarnoff	54	Director
Graig Springer	42	Director

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

David Briones

David Briones has served as Chief Financial Officer of the Company since March 2019 and has over nineteen years of public accounting and executive level experience. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Since September 2021, Mr. Briones has served as Chief Financial Officer, Treasurer and Secretary and a member of the board of directors of Larkspur Healthcare Acquisition Corp. (Nasdaq: LSPR), a special purpose acquisition corporation. Since October 2010, he has served as the managing member and founder of Brio Financial Group, LLC, a full-service financial consulting firm that brings experienced finance and accounting expertise to both public and private companies. Since 2010, Mr. Briones has served over 75 companies as well as numerous banks, hedge funds, venture capital funds and private equity firms. In addition, from May 2018 until its dissolution in April 2021, Mr. Briones served as Executive Chair of Zovis Pharmaceuticals, and from August 2013 to January 2020, Mr. Briones served as Chief Financial Officer of Petro River Oil Corp. (“PTRC”), an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients from January 2018 to July 2020 (until the company’s initial public offering). From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Since May 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc (OTC Pink: UNQL). Mr. Briones received a bachelors of science degree in accounting from Fairfield University.

Stefanie Johns

Stefanie Johns has served as Chief Scientific Officer of the Company since September 2020. Prior to serving as our Chief Scientific Officer, from February 2019 to September 2020, Dr. Johns served as a member of the Company’s Scientific Advisory Board, and from May 2020 to September 2020, she served as a consultant of the Company. Dr. Johns has worked in the biopharmaceutical and medical device industries for more than eight years, and has experience spanning drug, biologic, medical device, and in vitro diagnostic device products in U.S. and global markets. From January to September 2020, Dr. Johns served as Director, Regulatory Affairs of Enable Injections, Inc., and from January 2019 until January 2020, she served as Associate Director, Regulatory Affairs of Enable Injections, Inc., an investigational-stage company developing and manufacturing on-body subcutaneous infusion delivery systems. From December 2018 until August 2018, Dr. Johns served as Manager, Regulatory Strategy of Camargo Pharmaceutical Services, LLC (“Camargo”) and from July 2016 until August 2018, she served as Scientific Regulator Specialist of Camargo, a company specializing in complex drug development programs. From June 2013 through June 2016, Dr. Johns served as Regulatory Affairs and Design Assurance Associate of Meridian Bioscience Inc., a producer and distributor of diagnostic test kits. In addition, Dr. Johns previously served as Program Manager, Xavier Health Initiatives for Xavier University and a Graduate Research Assistant for the University of Cincinnati. Dr. Johns received her bachelors of science degree in biological sciences from Wright State University and her Ph.D. in biochemistry from the University of Cincinnati College of Medicine.

Wayne Linsley

Wayne D. Linsley has served as a director of the Company since April 2020. Mr. Linsley has been in business management for over 40 years. He possesses a wide and varied skillset including sales and sales management, finance (for both public and private companies), accounting, audit support and financial reporting. He has a bachelor’s in business administration from Siena College in Loudonville, NY.  From 2009 to September 2021 he worked for a financial reporting firm that works with publicly traded companies. He has extensive knowledge of financial statements, MD&A, SEC Filings (10-K, 10-Q, 8-K, etc.) Edgar, etc. He often negotiated on behalf of clients in such areas as audit fees, transfer agents, Edgar companies, etc.  He currently serves as an independent director for DatChat Inc. (Nasdaq: DATS), serving the chair of its audit committee, compensation committee and nominating and corporate governance committee, and Silo Pharma, Inc.  (OTCQB: SILO). We believe Mr. Linsley is qualified to serve as a member of the Board because his business management experience.

David B. Sarnoff

David Sarnoff has served as a director of the Company since August 2018. Since June 2015, Mr. Sarnoff has served as the founder and Principal of Sarnoff Group, LLC, and since January 2019, he has served as the Director of Strategic Partnerships and Executive Leadership Coach at Loeb Leadership. In addition, since December 2021, Mr. Sarnoff has served as Adjunct Faculty at iCoach New York with respect to a professional coaching program. From October 2003 until June 2015, Mr. Sarnoff served as the co-founder and Principal of Morandi, Taub & Sarnoff LLC, an executive search firm, and from July 1998 until October 2003 he served as a Legal Recruiter for Schneider Legal Search, Inc. From August 1994 until July 1998, Mr. Sarnoff served as a litigation associate attorney at Wachtel Missry LLP (formerly known as Gold & Wachtel LLP). Since July 2018, Mr. Sarnoff has served as a member of the advisory committee of the New Jersey Association of School Resource Officers. From January 2015 until January 2018, Mr. Sarnoff served as board President of Fort Lee Board of Education and served as a board member from January 2013 through January 2019. In September of 2020, Mr. Sarnoff was appointed to a three year term on the Diversity, Equity & Inclusion Committee of the New York City Bar Association. Mr. Sarnoff received his Juris Doctor from Rutgers University School of Law and his bachelor of arts from Hofstra University. Mr. Sarnoff is admitted to the New York and New Jersey (retired status) state bars. We believe that Mr. Sarnoff is qualified to serve as a director because of his legal experience as well as his extensive experience in executive leadership and business development.

Graig Springer

Graig Springer has served as a director of the Company since February 2020. Since April 2021, Mr. Springer has served as Vice President for Brookfield Asset Management Inc. (“Brookfield”) in their Legal and Regulatory Department ,and from August 2020 to April 2021, he served as a consultant to Brookfield. From May 2019 to August 2019, Mr. Springer assisted with product development and governance at Invesco U.S., an investment management company, and from December 2013 to May 2019, he served in various capacities at OppenheimerFunds, Inc., an investment management company acquired by Invesco U.S., including distribution compliance and product development. In addition, Mr. Springer served on the Sub-Adviser Oversight Committee at OppenheimerFunds, Inc. Mr. Springer received his bachelor of arts from Columbia University and his Juris Doctor from Fordham University School of Law. Mr. Springer also holds a Series 7 and a Series 24 license. We believe that Mr. Springer is qualified to serve as a director because of his fifteen years of experience within the financial services industry overseeing and advising firms’ compliance with federal rules and regulations.

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

Our board of directors adopted a written charter for the audit committee which is available on our website at www.hoththerapeutics.com.

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

As of December 31, 2021, our compensation committee consisted of Wayne Linsley, Vadim Mats and David Sarnoff, with Wayne Linsley serving as chair. Currently, our compensation committee consists of Wayne Linsley, Graig Springer and David Sarnoff, with Wayne Linsley serving as chair.

Our board of directors adopted a written charter for the compensation committee which is available on our website at www.hoththerapeutics.com.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	identifying and nominating members of the board of directors;

●	developing and recommending to the board of directors a set of corporate governance principles applicable to our Company; and

●	overseeing the evaluation of our board of directors.

As of December 31, 2021, our nominating and corporate governance committee consisted of Vadim Mats, Graig Springer and David Sarnoff, with Vadim Mats serving as chair. Currently, our nominating and corporate governance committee consists of Wayne Linsley, Graig Springer and David Sarnoff, with Graig Springer serving as chair.

Our board of directors adopted a written charter for the nominating and corporate governance committee which is available on our website at www.hoththerapeutics.com.

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board (formerly known as the Technology Advisory Board). The members of such board are as follows: (i)Dr. Mario Lacouture, Dr. William Weglicki, and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Andrew Herr, Dr. Michael Peters, Dr. Glenn Cruse, Dr. Vincent Njar, Dr. Carla Yuede, Dr. John Cirrito and Sergio Traversa as Non-Medical Doctor members.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

●	AIkido Pharma Inc. failed to report 1 transaction on time on a Form 5.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2021 and 2020 to our principal executive officer and two additional officers (collectively, the “named executive officers”):

●	Robb Knie, Chief Executive Officer

●	Stefanie Johns, Chief Scientific Officer

●	Jane H. Springer, Vice President of Operations

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Robb Knie	2021	400,000	200,000	-	388,919	-	-	86,261 (2)	1,075,180
Chief Executive Officer and President	2020	350,000	175,000	-	195,186	-	-	61,002 (3)	781,188

Stefanie Johns (1)	2021	253,333	10,000	-	216,066	-	-	46,894 (4)	526,293
Chief Scientific Officer	2020	62,879	-	-	-	-	-	13,955 (5)	76,834

Jane H. Springer	2021	191,875	85,000	-	259,279	-	-	47,438 (6)	583,592
Vice President of Operations	2020	175,000	40,000	-	109,792	-	-	31,023 (7)	355,815

(1)	Stefanie Johns was appointed as Chief Scientific Officer of the Company effective as of September 8, 2020.

(2)	This amount reflects employer contributions to the 401(k) Plan of $15,917 and executive health or supplemental medical insurance premiums of $70,344.

(3)	This amount reflects employer contributions to executive health or supplemental medical insurance premiums of $61,002.
(4)	This amount reflects employer contributions to the 401(k) Plan of $6,475 and executive health or supplemental medical insurance premiums of $40,419.
(5)	This amount reflects employer contributions to executive health or supplemental medical insurance premiums of $13,955.
(6)	This amount reflects employer contributions to the 401(k) Plan of $8,546 and executive health or supplemental medical insurance premiums of $38,892.
(7)	This amount reflects employer contributions to executive health or supplemental medical insurance premiums of $31,023.

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2021. There were no stock awards or other equity awards outstanding as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	250,000	(1)	-	$5.26	12/24/2029
	80,000	(2)	-	$3.05	7/21/2030
	225,000	(3)	-	$2.11	1/29/2031
Stefanie Johns	125,000	(4)	-	$2.11	1/29/2031
Jane H. Springer	50,000	(5)	-	$5.26	12/24/2029
	45,000	(6)	-	$3.05	7/21/2030
	150,000	(7)	-	$2.11	1/29/2031

(1)	Stock options granted to Robb Knie vested in full immediately upon grant.

(2)	Stock options granted to Robb Knie vested in full immediately upon grant.

(3)	Stock options granted to Robb Knie vested in full immediately upon grant.

(4)	Stock options granted to Stefanie Johns vested in full immediately upon grant.

(5)	Stock options granted to Jane Springer vested in full immediately upon grant.

(6)	Stock options granted to Jane Springer vested in full immediately upon grant.

(7)	Stock options granted to Jane Springer vested in full immediately upon grant.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2021.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats (1)	30,000	-	57,041	-	-	-	87,041
David Sarnoff	30,000	-	57,041	-	-	-	87,041
Graig Springer	30,000	-	57,041	-	-	-	87,041
Wayne Linsley	30,000	-	57,041	-	-	-	87,041

(1)	Vadim Mats resigned from the Company’s board of directors effective as of January 31, 2022.

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

In addition, in January 2021, non-employee directors received options to purchase up to 33,000 shares of the Company’s common stock at an exercise price of $2.11 per share.

Employment Agreements

Robb Knie Employment Agreement

On February 20, 2019 (the “Knie Effective Date”), the Company entered into an amended and restated employment agreement with Robb Knie, as amended on June 25, 2021 (as amended, the “Employment Agreement”), pursuant to which Robb Knie serves as Chief Executive Officer of the Company. The term of the Employment Agreement will continue for a period of one year from the Knie Effective Date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. Pursuant to the Employment Agreement, Mr. Knie (i) shall receive an annual base salary of $450,000 (effective as of July 1, 2021) and (ii) shall be entitled to receive an annual bonus of $350,000 (effective as July 1, 2021), which annual bonus may be increased by the compensation committee of the Company in its sole discretion, upon the achievement of additional criteria established by the compensation committee from time to time. In addition, Mr. Knie is also entitled to participate in any and all Benefit Plans (as defined in the Employment Agreement), from time to time, in effect for senior executives, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

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

Upon the termination of Mr. Knie’s employment for any reason, whether by Mr. Knie or by the Company, Mr. Knie shall be paid (i) accrued but unpaid compensation and vacation pay through the date of termination, (ii) any other benefits accrued to him under any Benefit Plans outstanding at the date of termination and (iii) the reimbursement of expenses incurred on or prior to such date (collectively, the “Severance Package”). In addition to the Severance Package, upon Mr. Knie’s termination for death or Total Disability, Mr. Knie or his estate or beneficiaries, as applicable, shall receive (i) 24 months base salary at the then current rate, (ii) if Mr. Knie elects continuation coverage for group health coverage pursuant to COBRA Rights (as defined in the Employment Agreement), then for a period of 24 months following Mr. Knie’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year and (iii) payment on a pro-rated basis of any annual bonus or other payments earned in connection with any bonus plan to which the Mr. Knie was a participant as of the date of death or Total Disability. Upon Mr. Knie’s termination for Good Reason, without Cause or Mr. Knie’s termination upon 90 days prior written notice to the Company or notice to the Company within 40 days of the consummation of a Change in Control Transaction, in addition to the Severance Package, Mr. Knie shall receive (i) 24 months base salary at the then current rate, (ii) if Mr. Knie elects continuation coverage for group health coverage pursuant to COBRA Rights, then for a period of 24 months following Mr. Knie’s termination he will be obligated to pay only the portion of the full COBRA Rights cost of the coverage equal to an active employee’s share of premiums (if any) for coverage for the respective plan year, (iii) payment on a pro-rated basis of any annual bonus or other payments earned in connection with any bonus plan to which the Mr. Knie was a participant as of the date of termination; provided, however, that the pro-rated annual bonus payable pursuant to the Employment Agreement shall be no less than $200,000 and (iv) any equity grants to Mr. Knie shall immediately vest upon termination of Mr. Knie’s employment by him for Good Reason or by the Company at its option upon 90 days prior written notice to Mr. Knie, without Cause. The Employment Agreement also contains covenants prohibiting Mr. Knie from disclosing confidential information with respect to the Company.

Jane Springer Employment Agreement

On November 13, 2019 (the “Springer Effective Date”), the Company entered into an Amended and Restated Employment Agreement with Jane Springer, as amended on June 25, 2021 (as amended, the “Springer Employment Agreement”), pursuant to which Mrs. Springer serves as Vice President of Operations of the Company. The term of the Springer Employment Agreement will continue for a period of one year from the Springer Effective Date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 30 days prior to the expiration of the then effective term. Pursuant to the terms of the Springer Employment Agreement, Mrs. Springer (i) shall receive an annual base salary of $200,000 (effective as of July 1, 2021), (ii) shall be entitled to earn a bonus, subject to the sole discretion of the Company’s Board and (iii) shall be eligible to receive awards pursuant to the Company’s equity incentive plans, subject to the sole discretion of the Company’s compensation committee. Mrs. Springer is also entitled to participate in any and all Employee Benefit Plans (as defined in the Springer Employment Agreement), from time to time, that are then in effect along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

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

Stephanie Johns Employment Agreement

On August 28, 2020, the Company entered into an employment agreement with Dr. Johns, as amended on January 29, 2021 and June 25, 2021 (as amended, the “Johns Employment Agreement”), pursuant to which Dr. Johns serves as Chief Scientific Officer of the Company effective as of September 8, 2020 (the “Effective Date”). The term of the Johns Employment Agreement will continue for a period of one year from the Effective Date and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least 60 days prior to the expiration of the then effective term. Pursuant to the terms of the Johns Employment Agreement, Dr. Johns (i) shall receive an annual base salary of $265,000 (effective as of July 1, 2021), (ii) shall be eligible to receive an annual bonus as determined by the Company’s compensation committee and (iii) shall be eligible to receive grants of awards under the Company’s equity incentive plans as determined by the Company’s compensation committee. Furthermore, Dr. Johns shall be eligible to participate in Benefit Plans (as defined in the Johns Employment Agreement) from time to time, in effect for senior employees.

The Johns Employment Agreement may be terminated upon (i) Dr. Johns’ death, (ii) Dr. Johns’ Total Disability (as defined in the Johns Employment Agreement), (iii) expiration of the term if either party has provided a timely non-renewal notice, (iv) at Dr. Johns’ option (A) upon 60 days prior written notice or (B) for Good Reason (as defined in the Johns Employment Agreement) or (v) at the Company’s option for Cause (as defined in the Johns Employment Agreement). In the event Dr. Johns’ employment is terminated for death or Total Disability, Dr. Johns shall receive (i) her accrued but unpaid compensation and vacation through the date of death or Total Disability, (ii) the reimbursement unpaid of expenses, (iii) Benefit Plans for a period of 12 months following her death and (iv) payment, on a pro-rated basis, of any bonus or other payments earned by Dr. Johns as of the date of her death or Total Disability. In the event Dr. Johns’ employment is terminated upon the expiration of the term of the Johns Employment Agreement where the Company has offered to renew the term but Dr. Johns has declined such renewal, Dr. Johns shall receive (i) her accrued but unpaid compensation and vacation through the date of termination, (ii) any other benefits accrued to her under any Benefit Plans and (iii) the reimbursement of unpaid expenses. In the event Dr. Johns’ employment is terminated upon the expiration of the term of the Johns Employment Agreement as a result of the Company tendering a non-renewal notice (other than for Cause), Dr. Johns shall receive the same payment she would receive if she terminated her employment for Good Reason. In the event Dr. Johns’ employment is terminated for Good Reason, Dr. Johns shall receive (i) her accrued but unpaid compensation and vacation through the date of termination, (ii) any other benefits accrued to her under any Benefit Plans, (iii) the reimbursement of unpaid expenses, (iv) a cash payment of 12 months of her then base salary, (v) Benefit Plans for a period of 12 months following the date of termination and (vi) payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which she was a participant as of the date of termination. Any options or restricted stock owned by Dr. Johns shall immediately vest upon her termination for Good Reason or termination by the Company without Cause. In the event Dr. Johns’ employment is terminated by her upon 60 days prior notice or by the Company for Cause, Dr. Johns shall receive (i) her accrued but unpaid compensation and vacation through the date of termination, (ii) continued provision for a period of one month after the date of termination of benefits under the Benefit Plans and (iii) the reimbursement of unpaid expenses. The Johns Employment Agreement also contains covenants prohibiting Mrs. Springer from disclosing confidential information with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 28, 2022 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Directors and Named Executive Officers:
Robb Knie	1,863,259	(3)	7.44%
Stefanie Johns	375,000	(4)	*
Wayne Linsley	90,392	(5)	*
David Sarnoff	148,000	(6)	*
Jane H. Springer	613,209	(7)	2.50%
Graig Springer	613,209	(8)	2.50%
All Named Executive Officers and Directors as a Group (6 persons)	3,089,860		11.79%
5% or Greater Shareholders:
Intracoastal Capital LLC (9) 245 Palm Trail Delray Beach, FL 33483	1,425,200	(10)	5.61%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 1 Rockefeller Plaza, Suite 1039, New York, New York 10020 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 23,975,098 shares of common stock outstanding on March 28, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 28, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes options to purchase up to 1,055,000 shares of the Company’s common stock.

(4)	Includes options to purchase up to 375,000 shares of the Company’s common stock.

(5)	Includes options to purchase up to 88,000 shares of the Company’s common stock. Excludes 941 shares of common stock which are subject to vesting.

(6)	Includes options to purchase up to 123,000 shares of the Company’s common stock.

(7)	Includes (i) 27,817 shares of the Company’s common stock held by Jane H. Springer, (ii) options to purchase up to 495,000 shares of the Company’s common stock held by Jane H. Springer, (iii) options to purchase up to 88,000 shares of the Company’s common stock held by Graig Springer and (iv) 2,392 shares of the Company’s common stock held by Graig Springer. Excludes 941 shares of the Company’s common stock held by Graig Springer which are subject to vesting. Graig Springer is the spouse of Jane H. Springer.

(8)	Includes (i) 2,392 shares of the Company’s common stock held by Graig Springer, (ii) options to purchase up to 88,000 shares of the Company’s common stock held by Graig Springer, (iii) 27,817 shares of the Company’s common stock held by Jane H. Springer and (iv) options to purchase up to 495,000 shares of the Company’s common stock held by Jane H. Springer. Excludes 941 shares of the Company’s common stock held by Graig Springer which are subject to vesting. Jane H. Springer is the spouse of Graig Springer.

(9)	Mitchell P. Kopin (“Mr. Kopin”) and Daniel B. Asher (“Mr. Asher”), each of whom are managers of Intracoastal Capital LLC (“Intracoastal”), have shared voting control and investment discretion over the securities reported herein that are held by Intracoastal. As a result, each of Mr. Kopin and Mr. Asher may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities reported herein that are held by Intracoastal.

(10)	Pursuant to the Schedule 13G filed by Intracoastal Capital LLC on February 11, 2022, includes warrants to purchase up to 1,425,200 shares of common stock. The warrants contain an ownership limitation such that the holder may not exercise such warrants to the extent that such exercise would result in the holder’s beneficial ownership being in excess of 9.99% of the Company’s issued and outstanding common stock together with all shares owned by the holder and its affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Number of securities
remaining available for
	Number of securities	Weighted	future issuance under
	to be issued upon exercise of	average exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holder	1,321,212	$3.37	2,083,061
Equity compensation plans not approved by security holder	-	-	-
Total	1,321,212		2,083,061

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Laidlaw & Company (UK) Ltd. (“Laidlaw”)

On March 26, 2020, we entered into an underwriting agreement with Laidlaw pursuant to which we paid Laidlaw a fee in the amount of 9% of the gross proceeds of our sale of 1,449,275 shares of common stock, or approximately $400,000. We also reimbursed Laidlaw approximately $50,000 for management fee and certain out-of-pocket expenses, including the fees and disbursements of their counsel in an amount equal to $25,000. In addition, Laidlaw received a warrant to purchase 72,464 shares of our common stock at an exercise price of $4.14 per share.

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

Director Independence

Our board of directors determined that a majority of the board during the year ended December 31, 2021 consisted of members who were “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considered Wayne Linsley, Vadim Mats, David Sarnoff and Graig Springer to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by WithumSmith+Brown, PC as described below:

	2021	2020
Audit Fees	$98,365	$91,567
Audit Related Fees	-	-
Tax Fees	3,605	-
All Other Fees	-	-
Total	$101,970	$91,567

Audit Fees: Audit fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $98,365 and $91,567 of such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by WithumSmith+Brown, PC. There were $3,605 and $0 of such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2021 and 2020 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2020)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

4.5*	Description of the Registrant’s Securities

10.1+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Robb Knie (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2019)

10.2	Office Service Agreement with Regus dated June 26, 2017 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A filed on December 14, 2018)

10.3	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.4	Form of Investor Rights Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Form S-1/A filed on December 14, 2018)

10.5+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on February 4, 2022)

10.6	Renewal Agreement with Regus dated April 14, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 2, 2020 )

10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.8+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.9	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.10	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.12+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Jane H. Springer (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on November 12, 2019)

10.13	License Agreement with North Carolina State University dated November 20, 2019 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2020)

10.14	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.15##	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2020)

10.16##	Sponsored Project Agreement by and between the Company and Virginia Commonwealth University (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2020)

10.17##	Sublicense Agreement by and between the Company and Isoprene Pharmaceutics, Inc. dated July 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2020)

10.18	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020)

10.19	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020)

10.20	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 13, 2020)

10.21	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 13, 2020)

10.22	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 13, 2020)

10.23	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 13, 2020)

10.24	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2020)

10.25+	Employment Agreement by and between the Company and Stefanie Johns dated August 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2020)

10.26##	Sponsored Research Agreement by and between the Company and the George Washington University (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 2020)

10.27	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 8, 2021)

10.28	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 8, 2021)

10.29	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 8, 2021)

10.30+	First Amendment to the Employment Agreement between Hoth Therapeutics, Inc. and Stefanie Johns (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2021)

10.31	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2021)

10.32	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2021)

10.33	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2021)

10.34	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2021)

10.35+	First Amendment to the Amended and Restated Employment Agreement between the Company and Robb Knie dated June 25, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021)

10.36+	Second Amendment to the Employment Agreement between the Company and Stefanie Johns dated June 25, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2021)

10.37+	First Amendment to the Amended and Restated Employment Agreement between the Company and Jane Springer dated June 25, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 30, 2021)

21.1*	Subsidiaries of the registrant

23.1*	Consent of WithumSmith+Brown, PC

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC.
##	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2022.

HOTH THERAPEUTICS, INC.

/s/ Robb Knie
Robb Knie
Chief Executive Officer
(Principal Executive Officer)

/s/ David Briones
David Briones
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 29, 2022
Robb Knie	(Principal Executive Officer)

/s/ Stefanie Johns	Chief Scientific Officer	March 29, 2022
Stefanie Johns
/s/ David Briones	Chief Financial Officer	March 29, 2022
David Briones	(Principal Financial and Accounting Officer)

/s/ Wayne Linsley	Director	March 29, 2022
Wayne Linsley

/s/ David B. Sarnoff	Director	March 29, 2022
David B. Sarnoff

/s/ Graig Springer	Director	March 29, 2022
Graig Springer