Form 10-Q
period 2022-03-31
Hoth Therapeutics, Inc.
filed 2022-05-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 10, 2022 was 32,210,576.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$6,380,782	$8,538,270
Marketable equity securities, at fair value	1,914,785	1,892,837
Prepaid expenses	189,689	93,972
Note receivable - current	50,000	50,000
Total current assets	8,535,256	10,575,079

Investment in joint ventures at fair value	410,000	410,000
Total assets	$8,945,256	$10,985,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$699,811	$360,964
Accrued expenses	45,952	426,823
Accrued license fee - current portion	80,000	80,000
Total current liabilities	825,763	867,787

Accrued license fee - less current portion	235,000	235,000
Total liabilities	1,060,763	1,102,787

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares designated; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 23,975,098 and 23,974,546 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,398	2,398
Additional paid-in-capital	44,166,909	43,589,471
Accumulated deficit	(36,298,670)	(33,727,163)
Accumulated other comprehensive gain	13,856	17,586
Total stockholders’ equity	7,884,493	9,882,292
Total liabilities and stockholders’ equity	$8,945,256	$10,985,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Operating costs and expenses
Research and development	$948,379	$1,533,105
Research and development - licenses acquired (including stock-based compensation)	41,272	93,747
Compensation and related expenses (including stock-based compensation)	957,769	1,652,648
Professional fees (including stock-based compensation)	486,701	801,268
Rent	13,896	7,439
Other general and administrative expenses	212,677	180,903
Total operating expenses	2,660,694	4,269,110
Loss from operations	(2,660,694)	(4,269,110)

Other income
Gains on marketable securities	47,502	19,410
Other income (loss), net	41,685	(11,984)
Total other income	89,187	7,426

Net loss	$(2,571,507)	$(4,261,684)
Other comprehensive loss
Foreign currency translation adjustment	(3,730)	(6,474)
Total comprehensive loss	$(2,575,237)	$(4,268,158)

Net loss per share applicable to common stockholders - basic and diluted	$(0.11)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	23,974,828	17,677,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	23,974,546	$2,398	$43,589,471	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	552	-	577,438	-	-	577,438
Cumulative translation adjustment	-	-	-	-	(3,730)	(3,730)
Net loss	-	-	-	(2,571,507)	-	(2,571,507)
Balance at March 31, 2022	23,975,098	$2,398	$44,166,909	$(36,298,670)	$13,856	$7,884,493

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,491,600)	6,826,962	683	13,506,949	-	-	13,507,632
Issuance of common stock and warrants (net of offering costs of $435,000)	2,475,248	248	4,564,753	-	-	4,565,001
Warrant exercise	358,745	36	358,709	-	-	358,745
Stock-based compensation	2,634	-	1,126,038	-	-	1,126,038
Cumulative translation adjustment	-	-	-	-	6,474	6,474
Net loss	-	-	-	(4,261,684)	-	(4,261,684)
Balance at March 31, 2021	23,102,124	$2,310	$43,629,508	$(23,675,142)	$(8,877)	$19,947,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,571,507)	$(4,261,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	25,000	62,545
Stock-based compensation	577,438	1,126,038
Realized loss on marketable securities	-	(33,330)
Unrealized loss (gain) on marketable securities	(21,949)	17,930
Changes in operating assets and liabilities:
Prepaid expenses	(92,556)	(88,020)
Accounts payable	(52,915)	453,930
Net cash used in operating activities	(2,136,489)	(2,722,591)

Cash flows from investing activities
Purchase of research and development licenses	(25,000)	(69,545)
Sale of marketable securities	-	1,026,755
Net cash (used in) provided by investing activities	(25,000)	957,210

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	-	13,507,632
Proceeds from issuance common stock and warrants, net of offering cost	-	4,565,001
Proceeds from exercise of warrants	-	358,745
Net cash provided by financing activities	-	18,431,378

Effect of exchange rate changes on cash and cash equivalents	4,001	6,474

Net change in cash	(2,161,489)	16,665,997
Cash, beginning of period	8,538,270	2,629,670

Cash, end of period	$6,380,782	$19,302,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for mast-cell derived cancers and anaphylaxis; (iii) a treatment for traumatic brain injury and ischemic stroke; and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases. The Company also has assets being developed for (i) atopic dermatitis (also known as eczema); (ii) a treatment for asthma and allergies using inhalational administration; and (iii) a treatment for inflammatory bowel diseases. In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (See Note 6 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc. and Voltron Therapeutics, Inc.).

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

The Company believes current cash is sufficient to fund operations for at least the next 12 months from the date of these financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

Note 2-Significant accounting policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 30, 2022.

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

Fair value option - Note receivable

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	As of March 31,
Potentially dilutive securities	2022	2021
Warrants	10,070,764	11,042,448
Options	2,616,212	1,321,212
Non-vested restricted stock awards	2,249	7,248
Total	12,689,225	12,370,908

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have an effect on the Company’s condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
The George Washington University	$16,272	$31,202
University of Maryland and Isoprene Pharmaceuticals, Inc.	-	3,933
North Carolina State University	20,000	48,584
University of Cincinnati	5,000	10,028
	$41,272	$93,747

The George Washington University

During the three months ended March 31, 2022, the Company recorded an expense of approximately $16,000 related to warrants granted to The George Washington University pursuant to a patent license agreement.

North Carolina State University

During the three months ended March 31, 2022, the Company paid $20,000 for a license fee.

University of Cincinnati

During the three months ended March 31, 2022, the Company paid $5,000 for the yearly minimum annual royalty fee.

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

Note 5-Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three months ended March 31, 2022 and 2021, which are recorded as a component of other income (loss) on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	Three Months Ended March 31,
	2022	2021
Unrealized gain (loss)	$21,949	$(17,930)
Realized loss	-	33,330
Dividend income	25,553	4,010
	$47,502	$19,410

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6-Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021:

	Fair value measured at March 31, 2022
	Total at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,914,785	$1,914,785	$-	$-
Investment in joint venture	$410,000	$-	$-	$410,000
Note receivable - current	$50,000	$-	$-	$50,000

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,892,837	$1,892,837	$-	$-
Investment in joint venture	$410,000	-	-	$410,000
Note receivable - current	$50,000	-	-	$50,000

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

Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a Membership Interest Purchase Agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. No change in fair value occurred during the three months ended March 31, 2022.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. No change in fair value occurred during the quarter ended March 31, 2022. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement).

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note receivable

As of March 31, 2022, the fair value of the Isoprene Note was measured at $50,000, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the three months ended March 31, 2022.

Note 7-Stockholders’ Equity

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 671,926 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 1,671,926 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual shareholder meeting, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 1,671,926 shares to 3,671,926 shares. On February 2, 2022 the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 3,671,926 shares to 3,921,926 shares.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	2,801	$3.00
Vested	(552)	3.00
Nonvested at March 31, 2022	2,249	$3.00

As of March 31, 2022, approximately $1,300 of unrecognized stock-based compensation expense is related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 0.51 years at March 31, 2022.

Stock Options

A summary of option activity under the Company’s stock option plan for three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,321,212	$3.37	$-	8.6
Employee options issued	1,295,000	0.59	132,090	10.0
Outstanding as of March 31, 2022	2,616,212	$1.99	$132,090	9.0
Options vested and exercisable as of March 31, 2022	2,616,212	$1.99	$132,090	9.0

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Employee stock option awards	$560,375	$1,092,429
Non-employee stock option awards	-	-
Employee restricted stock awards	791	2,407
Non-employee stock warrant awards	16,272	31,202
	$577,438	$1,126,038

Employee related stock-based compensation is recognized as “compensation and related expenses (including stock-based compensation)” and non-employee related stock-based compensation is recognized as “professional fees (including stock-based compensation)” or “research and development - licenses acquired (including stock-based compensation)” in the condensed consolidated statements of operations and comprehensive loss.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrant activity for the three months ended March 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	10,070,764	$1.99	$-	2.3
Outstanding as of March 31, 2022	10,070,764	$1.99	$-	2.1
Warrants exercisable as of March 31, 2022	10,018,093	$1.99	$-	2.3

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the three months ended March 31, 2022 and 2021 was approximately $14,000 and $7,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Infections and deaths related to the pandemic may disrupt the healthcare and healthcare regulatory systems in both the United States and globally, including in Australia. Such disruptions could divert healthcare resources away from, or materially delay review and/or approval with respect to the Company’s clinical trials by the U.S. Food and Drug Administration and foreign regulatory authorities, including the Belberry Human Research Ethics Committee in Australia. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of the Company’s clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company’s product candidates.

The Company currently utilizes third parties to, among other things, manufacture raw materials. If any third-party in the supply chain for materials used in the production of the Company’s product candidates are adversely impacted by restrictions resulting from the Coronavirus outbreak, the Company’s supply chain may be disrupted, limiting the Company’s ability to manufacture its product candidates for its clinical trials and research and development.

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

Note 10-Subsequent events

The Company evaluates events that have occurred after the balance sheet date through the date for which the condensed consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements except as set forth herein.

On April 14, 2022, the Company closed an underwritten public offering of 8,235,294 shares of the Company’s common stock at a price to the public of $0.85 per share (the “Offering Price”). Pursuant to the terms of an underwriting agreement dated April 11, 2022 between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (the “Underwriters”), the Company granted the Underwriters a 45-day option to purchase up to an additional 1,235,294 shares of the Company’s common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $6.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for inflammatory bowel diseases (HT-003). In addition, we are continuing to evaluate HT-002, a novel peptide that may be used to slow the transmission of SARS-CoV-2, and HT-006 for the treatment of lung diseases resulting from bacterial infections. We are also developing a diagnostic device via a mobile device. Furthermore, we have interests in certain other assets being developed by third parties including a treatment for patients with lupus that is being developed by Zylö Therapeutics, Inc. and potential product candidates being developed pursuant to our agreement with Voltron Therapeutics, Inc. for the prevention of COVID-19.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Operating Costs and Expenses

Research and Development Expenses

During the three months ended March 31, 2022, we incurred research and development expenses of approximately $1.0 million as compared to $1.6 million during the three months ended March 31, 2021. The $0.6 million decrease was primarily attributed to the decreased number of research and development activities undertaken by us during the three months ended March 31, 2022.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

●	costs of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities and regulatory approvals.

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended March 31, 2022, we incurred General and Administrative Expenses of approximately $1.7 million as compared to $2.6 million during the three months ended March 31, 2021. The $0.9 million decrease was primarily attributed to a decrease in compensation and related expenses. Specifically, the fair value of options granted to our officers and directors during the three months ended March 31, 2022 decreased by $0.5 million as compared March 31, 2021.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we had approximately $6.4 million in cash, marketable securities of $1.9 million, current liabilities of $0.8 million and an accumulated deficit of approximately $36.3 million.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $21 million (if all milestones in all of our current agreements are achieved).

Cash Flows from Operating Activities

For the three months ended March 31, 2022, net cash used in operations was approximately $2.1 million, which primarily resulted from a net loss of approximately $2.6 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.6 million stock-based compensation.

For the three months ended March 31, 2021, net cash used in operations was approximately $2.7 million, which primarily resulted from a net loss of approximately $4.3 million, partially offset by changes in operating assets and liabilities of approximately $0.4 million and approximately $1.1 million of stock-based compensation.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $25,000 which was related to the purchase of research and development licenses.

For the three months ended March 31, 2021, net cash provided by investing activities was approximately $1.0 million, which was primarily related to the purchase of marketable securities of approximately $1.0 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.

For the three months ended March 31, 2021, net cash provided by financing activities was approximately $18.4 million which primarily resulted from approximately $18.1 million in net proceeds from the issuance of common stock, common stock warrants and/or pre-funded warrants.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate or different estimates that could have been selected could have material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material.

See Note 2 to our condensed consolidated financial statements for a discussion of our significant accounting policies.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 30, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company issued an aggregate of 552 shares of the Company’s common stock, which shares were subject to a vesting schedule, to members of the Company’s Board of Directors for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1+	Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on February 4, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)