Form 10-Q
period 2022-06-30
Hoth Therapeutics, Inc.
filed 2022-08-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 11, 2022 was 32,211,128.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of the ongoing Coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$11,317,535	$8,538,270
Marketable equity securities, at fair value	304,327	1,892,837
Prepaid expenses	191,181	93,972
Note receivable - current	50,000	50,000
Total current assets	11,863,043	10,575,079

Investment in joint ventures at fair value	387,400	410,000
Total assets	$12,250,443	$10,985,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$679,412	$360,964
Accrued expenses	49,260	426,823
Accrued license fee - current portion	25,000	80,000
Total current liabilities	753,672	867,787

Accrued license fee - less current portion	275,000	235,000
Total liabilities	1,028,672	1,102,787

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares designated; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 32,210,944 and 23,974,546 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3,221	2,398
Additional paid-in capital	50,166,727	43,589,471
Accumulated deficit	(38,976,263)	(33,727,163)
Accumulated other comprehensive gain	28,086	17,586
Total stockholders’ equity	11,221,771	9,882,292
Total liabilities and stockholders’ equity	$12,250,443	$10,985,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs and expenses
Research and development	$971,182	$1,751,513	$1,919,561	$3,284,618
Research and development - licenses acquired (including stock-based compensation)	36,453	32,098	77,725	125,845
Compensation and related expenses (including stock-based compensation)	515,090	477,428	1,472,859	2,130,076
Professional fees (including stock-based compensation)	523,595	700,291	1,010,296	1,501,559
Rent	15,591	18,898	29,487	26,337
Other general and administrative expenses	237,636	218,791	450,313	399,694
Total operating expenses	2,299,547	3,199,019	4,960,241	7,468,129
Loss from operations	(2,299,547)	(3,199,019)	(4,960,241)	(7,468,129)

Other expense
Losses on marketable securities	(355,184)	(57,352)	(307,682)	(37,941)
Change in fair value of investments in joint ventures	(22,600)	-	(22,600)	-
Other (expense) income, net	(262)	(19,508)	41,423	(31,493)
Total other expense	(378,046)	(76,860)	(288,859)	(69,434)

Net loss	$(2,677,593)	$(3,275,879)	$(5,249,100)	$(7,537,563)
Other comprehensive income
Foreign currency translation adjustment	14,230	9,063	10,500	15,537
Total comprehensive loss	$(2,663,363)	$(3,266,816)	$(5,238,600)	$(7,522,026)

Net loss per share applicable to common stockholders - basic and diluted	$(0.09)	$(0.14)	$(0.19)	$(0.36)
Weighted average number of common shares outstanding, basic and diluted	31,034,205	23,694,499	27,524,017	20,702,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2022	23,975,098	$2,398	$44,166,909	$(36,298,670)	$13,856	$7,884,493
Stock-based compensation	552	-	15,538	-	-	15,538
Issuance of common stock (net of offering costs of $1,014,896)	8,235,294	823	5,984,280	-	-	5,985,103
Cumulative translation adjustment	-	-	-	-	14,230	14,230
Net loss	-	-	-	(2,677,593)	-	(2,677,593)
Balance at June 30, 2022	32,210,944	$3,221	$50,166,727	$(38,976,263)	$28,086	$11,221,771

For the Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at March 31, 2021	23,102,124	$2,310	$43,629,508	$(23,675,142)	$(8,877)	$19,947,799
Offering cost related with issuance of common stock and warrants	-	-	(137,500)	-	-	(137,500)
Warrant exercise	767,975	77	691	-	-	768
Stock-based compensation	2,634	1	30,361	-	-	30,362
Cumulative translation adjustment	-	-	-	-	9,063	9,063
Net loss	-	-	-	(3,275,879)	-	(3,275,879)
Balance at June 30, 2021	23,872,733	$2,388	$43,523,060	$(26,951,021)	$186	$16,574,613

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	23,974,546	$2,398	$43,589,471	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	1,104	-	592,976	-	-	592,976
Issuance of common stock (net of offering costs of $1,014,896)	8,235,294	823	5,984,280	-	-	5,985,103
Cumulative translation adjustment	-	-	-	-	10,500	10,500
Net loss	-	-	-	(5,249,100)	-	(5,249,100)
Balance at June 30, 2022	32,210,944	$3,221	$50,166,727	$(38,976,263)	$28,086	$11,221,771

For the Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2020	13,438,535	$1,343	$24,073,059	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,491,600)	6,826,962	683	13,506,949	-	-	13,507,632
Issuance of common stock and warrants (net of offering costs of $572,500)	2,475,248	248	4,427,253	-	-	4,427,501
Warrant exercise	1,126,720	113	359,400	-	-	359,513
Stock-based compensation	5,268	1	1,156,399	-	-	1,156,400
Cumulative translation adjustment	-	-	-	-	15,537	15,537
Net loss	-	-	-	(7,537,563)	-	(7,537,563)
Balance at June 30, 2021	23,872,733	$2,388	$43,523,060	$(26,951,021)	$186	$16,574,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(5,249,100)	$(7,537,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	61,453	896
Change in fair value of investments in joint ventures	22,600	-
Stock-based compensation	592,976	1,156,400
Realized loss on marketable securities	194,179	584
Unrealized loss on marketable securities	158,635	47,409
Loss on foreign currency exchange	-	31,492
Changes in operating assets and liabilities:
Prepaid expenses	(101,090)	(52,292)
Accounts payable	(38,762)	868,028
Net cash used in operating activities	(4,359,109)	(5,485,046)

Cash flows from investing activities
Purchase of research and development licenses	(76,453)	(7,896)
Purchase of marketable securities	-	(1,553,701)
Sale of marketable securities	1,235,696	1,992,840
Net cash provided by investing activities	1,159,243	431,243

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	-	13,507,632
Proceeds from issuance common stock and warrants, net of offering cost	-	4,427,501
Proceeds from issuance common stock, net of offering cost	5,985,103	-
Proceeds from exercise of warrants	-	359,513
Net cash provided by financing activities	5,985,103	18,294,646

Effect of exchange rate changes on cash and cash equivalents	(5,972)	(19,105)

Net change in cash	2,785,237	13,240,843
Cash, beginning of period	8,538,270	2,629,670

Cash, end of period	$11,317,535	$15,851,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly owned subsidiary, Hoth Therapeutics Australia Pty Ltd., the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer; (ii) a treatment for mast-cell derived cancers and anaphylaxis; (iii) a treatment for traumatic brain injury and ischemic stroke; and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases. The Company also has assets being developed for (i) atopic dermatitis (also known as eczema); (ii) a treatment for asthma and allergies using inhalational administration; and (iii) a treatment for inflammatory bowel diseases. In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (See Note 6 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc. and Voltron Therapeutics, Inc.).

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

The Company has funded its operations from proceeds from the sale of equity and debt securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

On April 14, 2022, the Company closed an underwritten public offering of 8,235,294 shares of the Company’s common stock at a price to the public of $0.85 per share (the “Offering Price”). Pursuant to the terms of an underwriting agreement dated April 11, 2022 between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (the “Underwriters”), the Company granted the Underwriters a 45-day option to purchase up to an additional 1,235,294 shares of the Company’s common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $6.0 million. The Underwriters did not exercise their over-allotment option.

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investment in joint ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note of 6 these consolidated financial statements.

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

	As of June 30,
Potentially dilutive securities	2022	2021
Warrants	10,070,764	10,274,473
Options	2,616,212	1,321,212
Non-vested restricted stock awards	1,697	4,614
Total	12,688,673	11,600,299

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
The George Washington University	$23,953	$28,559	$40,225	$59,761
North Carolina State University	-	-	20,000	48,584
Virginia Commonwealth University	10,000	-	10,000	-
University of Cincinnati	2,500	12,500	7,500	17,500
Adjustment	-	(8,961)	-	-
	$36,453	$32,098	$77,725	$125,845

The George Washington University

During the three and six months ended June 30, 2022, the Company recorded an expense of approximately $15,000 and $31,000, respectively, related to warrants granted to The George Washington University pursuant to a patent license agreement. The Company also recorded $9,000 during the three and six months ended June 30, 2022 for a license maintenance fee.

North Carolina State University

During the three and six months ended June 30, 2022, the Company paid $0 and $20,000 for a license fee, respectively.

Virginia Commonwealth University

On May 18, 2020, the Company entered into an Exclusive License Agreement with the Virginia Commonwealth University Intellectual Property Foundation, as amended on June 22, 2022. Pursuant to such agreement, the Company accrued $275,000 for five years of annual minimum payments and $25,000 for annual maintenance fees.

During the three and six months ended June 30, 2022, the Company paid $10,000 for a license fee.

University of Cincinnati

During the three and six months ended June 30, 2022, the Company paid $2,500 and $7,500 for a license fee, respectively.

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5-Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and six months ended June 30, 2022 and 2021, which are recorded as a component of other (expense) income on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized loss	$(180,583)	$(29,479)	$(158,635)	$(47,409)
Realized loss	(194,179)	(33,914)	(194,179)	(584)
Dividend income	19,578	6,041	45,132	10,052
	$(355,184)	$(57,352)	$(307,682)	$(37,941)

Note 6-Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021:

	Fair value measured at June 30, 2022
	Total at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$304,327	$304,327	$-	$-
Investment in joint ventures	$387,400	$-	$-	$387,400
Note receivable - current	$50,000	$-	$-	$50,000

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,892,837	$1,892,837	$-	$-
Investment in joint ventures	$410,000	-	-	$410,000
Note receivable - current	$50,000	-	-	$50,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Investment in joint ventures at fair value at December 31, 2021	$410,000
Change in fair value of investments in joint ventures	(22,600)
Investment in joint ventures at fair value at June 30, 2022	$387,400

Investment in joint ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the consolidated statements of operations.

The value at which the Company’s investment in joint ventures is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a Membership Interest Purchase Agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. No change in fair value occurred during the six months ended June 30, 2022. The investment in HaloVax was valued $350,000 as of June 30, 2022 and December 31, 2021.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. No change in fair value occurred during the six months ended June 30, 2022. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation on their Class B Common shares and valued its share price at $0.17 per share. This value was ratified by Zylö’s board of directors in May 2022. Therefore, the Company recorded approximate $23,000 in unrealized loss on this investment during the second quarter of 2022. The investment in Zylö was valued at $37,000 and $60,000 as of June 30, 2022 and December 31, 2021, respectively.

Note receivable

As of June 30, 2022, the fair value of the Isoprene Note was measured at $50,000, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the six months ended June 30, 2022.

Note 7-Stockholders’ Equity

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 671,926 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 1,671,926 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 1,671,926 shares to 3,671,926 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 3,671,926 shares to 3,921,926 shares.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 2,400,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the six months ended June 30, 2022 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	2,801	$3.00
Vested	(1,104)	3.00
Nonvested at June 30, 2022	1,697	$3.00

As of June 30, 2022, approximately $700 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.25 years at June 30, 2022.

Stock Options

A summary of option activity under the Company’s stock option plan for six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	1,321,212	$3.37	$-	8.6
Employee options issued	1,295,000	0.59	-	9.7
Outstanding as of June 30, 2022	2,616,212	$1.99	$-	8.8
Options vested and exercisable as of June 30, 2022	2,616,212	$1.99	$-	8.8

Stock Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock option awards	$-	$-	$560,376	$1,092,429
Employee restricted stock awards	585	1,803	1,375	4,210
Non-employee stock warrant awards	14,953	28,559	31,225	59,761
	$15,538	$30,362	$592,976	$1,156,400

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of warrant activity for the six months ended June 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	10,070,764	$1.99	$-	2.3
Outstanding as of June 30, 2022	10,070,764	$1.99	$-	1.9
Warrants exercisable as of June 30, 2022	10,018,093	$1.99	$-	2.0

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the three months ended June 30, 2022 and 2021 was approximately $16,000 and $19,000, respectively. Rent expense for the six months ended June 30, 2022 and 2021 was approximately $29,000 and $26,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 9-Risk and Uncertainties

The outbreak of the novel Coronavirus (COVID-19) evolved into a global pandemic. COVID-19 has spread to many regions of the world. The extent to which COVID-19 impacts the Company’s business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

As a result of the continuing spread of COVID-19, certain aspects of the Company’s business operations have been delayed, and the Company may be subject to additional delays or interruptions. Specifically, if shelter-in-place orders and other mandated local travel restrictions are imposed, among other things, the research and development activities of certain of the Company’s partners may be affected, which may result in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials, if delayed, will resume or the revised timeline to complete trials once resumed.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and the Company may be unable to conduct its clinical trials. Further, if the spread of COVID-19 continues and the Company’s operations are adversely impacted, the Company risks a delay, default and/or nonperformance under its existing agreements which may increase its costs. These cost increases may not be fully recoverable or adequately covered by insurance.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Moreover, infections and deaths related to COVID-19 may disrupt the healthcare and healthcare regulatory systems in both the United States and globally, including in Australia. Such disruptions could divert healthcare resources away from, or materially delay review and/or approval with respect to the Company’s clinical trials by the U.S. Food and Drug Administration and foreign regulatory authorities, including the Belberry Human Research Ethics Committee in Australia. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of the Company’s clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of the Company’s product candidates.

The Company currently utilizes third parties to, among other things, manufacture raw materials. If any third-party in the supply chain for materials used in the production of the Company’s product candidates are adversely impacted by restrictions resulting from the ongoing COVID-19 outbreak, the Company’s supply chain may be disrupted, limiting the Company’s ability to manufacture its product candidates for its clinical trials and research and development.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on the Company’s business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and may result in further disruption of global financial markets, which may negatively impact the Company’s ability to access capital on favorable terms, if at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the value of its common stock.

The ultimate impact of the ongoing COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, its clinical trials, its research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s operations, and the Company will continue to monitor the situation closely.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, we are continuing to evaluate a novel peptide that may be used to slow the transmission of SARS-CoV-2 (HT-002). We are also developing a diagnostic device via a mobile device. Furthermore, we have interests in certain other assets being developed by third parties including a treatment for patients with lupus that is being developed by Zylö Therapeutics, Inc. and potential product candidates being developed pursuant to our agreement with Voltron Therapeutics, Inc. for the prevention of COVID-19.

Recent Developments

On January 12, 2021, we entered into a non-exclusive commercial evaluation license agreement with the United States Army Medical Research and Development Command (“USAMRDC”), as subsequently amended, pursuant to which USAMRDC granted us a non-exclusive commercial evaluation license to HT-006 for the treatment of lung diseases resulting from bacterial infections. On July 12, 2022, such agreement terminated by its term and we are no longer pursuing HT-006.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Operating Costs and Expenses

Research and Development Expenses

During the three months ended June 30, 2022, we incurred research and development expenses of approximately $1.0 million as compared to approximately $1.8 million during the three months ended June 30, 2021. The approximately $0.9 million decrease was primarily attributed to the decreased number of research and development activities undertaken by us during the three months ended June 30, 2022.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended June 30, 2022, we incurred General and Administrative Expenses of approximately $1.3 million as compared to approximately $1.4 million during the three months ended June 30, 2021. The approximately $0.1 million decrease was primarily attributed to a decrease in professional fees.

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

Comparison of the Six Months Ended June 30, 2022 and 2021

Operating Costs and Expenses

Research and Development Expenses

During the six months ended June 30, 2022, we incurred research and development expenses of approximately $2.0 million as compared to approximately $3.4 million during the six months ended June 30, 2021. The approximately $1.5 million decrease was primarily attributed to the decreased number of research and development activities undertaken by us during the six months ended June 30, 2022.

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

General and Administrative Expenses

During the six months ended June 30, 2022, we incurred General and Administrative Expenses of approximately $3.0 million as compared to approximately $4.1 million during the six months ended June 30, 2021. The approximately $1.1 million decrease was primarily attributed to a decrease in professional fees and compensation and related expenses. Specifically, the fair value of options granted to our officers and directors during the six months ended June 30, 2022 decreased by approximately $0.5 million as compared June 30, 2021.

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

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of June 30, 2022, we had approximately $11.3 million in cash, marketable securities of $0.3 million, working capital of $11.1 million and an accumulated deficit of approximately $38.8 million. Net cash used in operating activities was $4.4 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. We incurred losses of approximately $5.1 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

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

Additional funding will be necessary to fund our future clinical and pre-clinical activities. We may obtain additional financing through sales of our equity and debt securities or entering into strategic partnership arrangements, or a combination of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the COVID-19 pandemic continues to evolve globally.

Cash Flows from Operating Activities

For the six months ended June 30, 2022, net cash used in operations was approximately $4.4 million, which primarily resulted from a net loss of approximately $5.2 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.6 million in stock-based compensation.

For the six months ended June 30, 2021, net cash used in operations was approximately $5.5 million, which primarily resulted from a net loss of approximately $7.5 million, partially offset by changes in operating assets and liabilities of approximately $0.8 million and approximately $1.2 million in stock-based compensation.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash provided by investing activities was approximately $1.2 million which was primarily related to the sale of marketable securities.

For the six months ended June 30, 2021, net cash provided by investing activities was approximately $0.4 million which was primarily related to the sale of marketable securities of approximately $2.0 million, partially offset by the purchase of marketable securities of approximately $1.6 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was approximately $6.0 million which primarily resulted from net proceeds from the issuance of common stock.

For the six months ended June 30, 2021, net cash provided by financing activities was approximately $18.3 million which primarily resulted from approximately $17.9 million in net proceeds from the issuance of common stock, common stock warrants and/or pre-funded warrants and $0.4 million in proceeds from the exercise of warrants.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2022, the Company issued an aggregate of 552 shares of the Company’s common stock, which shares were subject to a vesting schedule, to members of the Company’s board of directors for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 12, 2022	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)