Form 10-Q
period 2022-09-30
Hoth Therapeutics, Inc.
filed 2022-11-10
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 9, 2022 was 1,300,382.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of the Coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$8,935,081	$8,538,270
Marketable equity securities, at fair value	330,901	1,892,837
Prepaid expenses	191,424	93,972
Note receivable - current	50,000	50,000
Total current assets	9,507,406	10,575,079

Investment in joint ventures at fair value	387,400	410,000
Total assets	$9,894,806	$10,985,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$930,925	$360,964
Accrued expenses	52,502	426,823
Accrued license fee - current portion	25,000	80,000
Total current liabilities	1,008,427	867,787

Accrued license fee - less current portion	275,000	235,000
Total liabilities	1,283,427	1,102,787

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares designated; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 3,000,000 shares authorized, 1,288,493 and 959,009 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	129	96
Additional paid-in capital	50,182,173	43,591,773
Accumulated deficit	(41,620,494)	(33,727,163)
Accumulated other comprehensive gain	49,571	17,586
Total stockholders' equity	8,611,379	9,882,292
Total liabilities and stockholders' equity	$9,894,806	$10,985,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating costs and expenses
Research and development	$1,451,280	$2,123,548	$3,370,841	$5,408,166
Research and development - licenses acquired (including stock-based compensation)	16,953	38,967	94,678	164,812
Compensation and related expenses (including stock-based compensation)	348,754	358,699	1,821,613	2,488,775
Professional fees (including stock-based compensation)	498,034	519,592	1,508,330	2,021,151
Rent	17,625	6,297	47,112	32,634
Other general and administrative expenses	351,767	206,093	802,080	605,787
Total operating expenses	2,684,413	3,253,196	7,644,654	10,721,325
Loss from operations	(2,684,413)	(3,253,196)	(7,644,654)	(10,721,325)

Other expense
Gains (losses) on marketable securities	40,774	(13,717)	(266,908)	(51,658)
Change in fair value of investments in joint ventures	-	-	(22,600)	-
Other (expense) income, net	(592)	(29,135)	40,831	(60,628)
Total other expense	40,182	(42,852)	(248,677)	(112,286)

Net loss	$(2,644,231)	$(3,296,048)	$(7,893,331)	$(10,833,611)
Other comprehensive income
Foreign currency translation adjustment	21,485	19,601	31,985	35,138
Total comprehensive loss	$(2,622,746)	$(3,276,447)	$(7,861,346)	$(10,798,473)

Net loss per share applicable to common stockholders - basic and diluted	$(2.05)	$(3.45)	$(6.78)	$(12.44)
Weighted average number of common shares outstanding, basic and diluted	1,288,481	955,538	1,164,174	871,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2022	1,288,469	$129	$50,169,819	$(38,976,263)	$28,086	$11,221,771
Stock-based compensation	24	-	12,354	-	-	12,354
Foreign currency translation adjustment	-	-	-	-	21,485	21,485
Net loss	-	-	-	(2,644,231)	-	(2,644,231)
Balance at September 30, 2022	1,288,493	$129	$50,182,173	$(41,620,494)	$49,571	$8,611,379

For the Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at June 30, 2021	954,932	$95	$43,525,353	$(26,951,021)	$186	$16,574,613
Offering cost related with issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,591,600)	-	-	(100,000)	-	-	(100,000)
Stock-based compensation	53	-	23,897	-	-	23,897
Prepaid stock-based compensation	4,000	-	124,000	-	-	124,000
Foreign currency translation adjustment	-	-	-	-	19,601	19,601
Net loss	-	-	-	(3,296,048)	-	(3,296,048)
Balance at September 30, 2021	958,985	$95	$43,573,250	$(30,247,069)	$19,787	$13,346,063

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	959,009	$96	$43,591,773	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	72	-	605,330	-	-	605,330
Issuance of common stock (net of offering costs of $1,014,896)	329,412	33	5,985,070	-	-	5,985,103
Foreign currency translation adjustment	-	-	-	-	31,985	31,985
Net loss	-	-	-	(7,893,331)	-	(7,893,331)
Balance at September 30, 2022	1,288,493	$129	$50,182,173	$(41,620,494)	$49,571	$8,611,379

For the Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2020	537,558	$54	$24,074,348	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,591,600)	273,079	27	13,407,605	-	-	13,407,632
Issuance of common stock and warrants (net of offering costs of $572,500)	99,010	10	4,427,491	-	-	4,427,501
Warrant exercise	45,069	4	359,509	-	-	359,513
Stock-based compensation	269	-	1,180,297	-	-	1,180,297
Prepaid stock-based compensation	4,000	-	124,000	-	-	124,000
Foreign currency translation adjustment	-	-	-	-	35,138	35,138
Net loss	-	-	-	(10,833,611)	-	(10,833,611)
Balance at September 30, 2021	958,985	$95	$43,573,250	$(30,247,069)	$19,787	$13,346,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(7,893,331)	$(10,833,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	51,500	82,500
Change in fair value of investments in joint ventures	22,600	-
Stock-based compensation	605,330	1,180,297
Amortization of prepaid stock-based compensation	-	16,533
Realized loss on marketable securities	194,179	41,798
Unrealized loss on marketable securities	132,063	37,843
Loss on foreign currency exchange	-	60,628
Changes in operating assets and liabilities:
Prepaid expenses	(105,428)	(54,740)
Accounts payable	245,296	1,280,821
Net cash used in operating activities	(6,747,791)	(8,187,931)

Cash flows from investing activities
Purchase of research and development licenses	(66,500)	(99,500)
Purchase of marketable securities	-	(2,556,126)
Sale of marketable securities	1,235,694	2,507,750
Net cash provided by (used in) investing activities	1,169,194	(147,876)

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	-	13,407,632
Proceeds from issuance common stock and warrants, net of offering cost	-	4,427,501
Proceeds from issuance common stock, net of offering cost	5,985,103	-
Proceeds from exercise of warrants	-	359,513
Net cash provided by financing activities	5,985,103	18,194,646

Effect of exchange rate changes on cash and cash equivalents	(9,695)	(43,130)

Net change in cash	406,506	9,858,839
Cash, beginning of period	8,538,270	2,629,670

Cash, end of period	$8,935,081	$12,445,379

Non-cash investing and financing activities
Prepaid stock-based compensation	$-	$124,000

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

On April 14, 2022, the Company closed an underwritten public offering of 329,412 shares of the Company’s common stock at a price to the public of $21.25 per share (the “Offering Price”). Pursuant to the terms of an underwriting agreement dated April 11, 2022 between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (the “Underwriters”), the Company granted the Underwriters a 45-day option to purchase up to an additional 49,412 shares of the Company’s common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. The net proceeds to the Company from the sale of the shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $6.0 million. The Underwriters did not exercise their over-allotment option.

Reverse Stock Split

On October 20, 2022, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-25 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock. The Reverse Stock Split became effective on October 26, 2022. Shareholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. All references to common stock, convertible preferred stock conversion ratio, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	As of September 30,
Potentially dilutive securities	2022	2021
Warrants	402,840	402,840
Options	104,651	52,851
Non-vested restricted stock awards	36	124
Total	507,527	455,815

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statements.

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
The George Washington University	$16,953	$22,551	$57,178	$82,312
Isoprene Pharmaceuticals, Inc.	-	15,000	-	15,000
North Carolina State University	-	-	20,000	30,000
Virginia Commonwealth University	-	30,000	10,000	30,000
University of Cincinnati	-	-	7,500	7,500
Adjustment	-	(28,584)	-	-
	$16,953	$38,967	$94,678	$164,812

 The George Washington University

During the three and nine months ended September 30, 2022, the Company recorded an expense of approximately $12,000 and $43,000, respectively, related to warrants granted to The George Washington University pursuant to a patent license agreement. The Company also recorded $5,000 and $14,000 during the three and nine months ended September 30, 2022, respectively, for a license maintenance fee.

North Carolina State University

During the three and nine months ended September 30, 2022, the Company paid $0 and $20,000 for a license fee, respectively.

Virginia Commonwealth University

On May 18, 2020, the Company entered into an Exclusive License Agreement with the Virginia Commonwealth University Intellectual Property Foundation, as amended on June 22, 2022. Pursuant to such agreement, the Company accrued $275,000 for five years of annual minimum payments and $25,000 for annual maintenance fees.

During the three and nine months ended September 30, 2022, the Company paid $0 and $10,000, respectively, for a license fee.

University of Cincinnati

During the three and nine months ended September 30, 2022, the Company paid $0 and $7,500, respectively, for a license fee.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4-Note Receivable

Pursuant to the sublicense agreement dated July 30, 2020 by and between the Company and Isoprene Pharmaceuticals, Inc. (“Isoprene”), the Company made an investment of $50,000 in Isoprene in the form of a convertible promissory note (the “Isoprene Note”) on September 10, 2020. The Isoprene Note was due to mature on September 10, 2022 and accrues interest at a rate equal to the lower of: (i) the highest lawful rate permitted under applicable law and (ii) 6% per annum. The Isoprene Note may not be prepaid without the prior written consent of the Company; provided, however, that if the Isoprene Note has not been converted in connection with a Qualified Financing (as defined herein) or Change of Control (as defined in the Isoprene Note) by the two year anniversary of the date of the issuance of the Isoprene Note, Isoprene may elect, in its sole discretion, to repay the Isoprene Note and any accrued interest thereon. In the event a Qualified Financing occurs before the Isoprene Note is repaid in full on the maturity date or the conversion of such note pursuant to a Change of Control, the Isoprene Note may be converted into such number of convertible preferred stock issued in the Qualified Financing equal to the balance of such note divided by the Capped Conversion Price. “Qualified Financing” means the first sale of Isoprene’s convertible preferred stock in a private financing that results in gross proceeds of at least $5 million. “Capped Conversion Price” means the lesser of (i) the per share or unit price in the Qualified Financing and (ii) an amount determined by dividing (A) $15 million by (B) the fully diluted capitalization of Isoprene immediately prior to the conversion of the Isoprene Note. In the event a Change of Control occurs before the Isoprene Note is repaid in full on the maturity date or the conversion of such note pursuant to a Qualified Financing, the Isoprene Note may be converted into such number of shares of Isoprene’s common stock equal to the quotient obtained by dividing (i) the balance of the Isoprene Note by (ii) two times the fair market value of a share of Isoprene common stock as set for in the acquisition agreement pertaining to such Change of Control. As of the maturity date of the Isoprene Note, neither a Qualified Financing nor a Change of Control had occurred. As such, as of September 30, 2022, the Isoprene Note was deemed a receivable of the Company. The Isoprene Note and accrued interest was paid off on October 21, 2022.

Note 5-Investments in Marketable Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities for the three and nine months ended September 30, 2022 and 2021, which are recorded as a component of other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss)	$26,572	$9,566	$(132,063)	$(37,843)
Realized loss	-	(41,214)	(194,179)	(41,798)
Dividend income	14,202	17,931	59,334	27,983
	$40,774	$(13,717)	$(266,908)	$(51,658)

Note 6-Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021:

	Fair value measured at September 30, 2022
	Total at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$330,901	$330,901	$-	$-
Investment in joint ventures	$387,400	$-	$-	$387,400
Note receivable - current	$50,000	$-	$-	$50,000

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,892,837	$1,892,837	$-	$-
Investment in joint ventures	$410,000	-	-	$410,000
Note receivable - current	$50,000	-	-	$50,000

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Investment in joint ventures at fair value at December 31, 2021	$410,000
Change in fair value of investments in joint ventures	(22,600)
Investment in joint ventures at fair value at September 30, 2022	$387,400

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

Investment in HaloVax

On March 23, 2020, the Company entered into a Development and Royalty Agreement (the “Development and Royalty Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) to form a joint venture entity named HaloVax, LLC (“HaloVax”) to jointly develop potential product candidates for the prevention of COVID-19 based upon certain technology that had been exclusively licensed by Voltron from The General Hospital Corporation (d/b/a Massachusetts General Hospital). Pursuant to the Development and Royalty Agreement, the Company is entitled to receive sales-based royalties. In addition, pursuant to the terms of the Development and Royalty Agreement, on March 23, 2020, the Company and HaloVax entered into a Membership Interest Purchase Agreement pursuant to which the Company purchased 5% of HaloVax’s outstanding membership interests for $250,000 on March 27, 2020 (the “Initial Closing Date”) and had the option to purchase up to an additional 25% of HaloVax’s membership interests (for $3,000,000 (inclusive of the $250,000)), which option expired 30 days after the Initial Closing Date. On May 28, 2020, the Company entered into a Membership Interest Purchase Agreement to purchase 1% of HaloVax’s outstanding membership interest for a purchase price of $100,000. No change in fair value occurred during the nine months ended September 30, 2022. The investment in HaloVax was valued $350,000 as of September 30, 2022 and December 31, 2021.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. No change in fair value occurred during the nine months ended September 30, 2022. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation on their Class B Common shares and valued its share price at $0.17 per share. This value was ratified by Zylö’s board of directors in May 2022. Therefore, the Company recorded approximate $23,000 in unrealized loss on this investment during the second quarter of 2022. The investment in Zylö was valued at $37,000 and $60,000 as of September 30, 2022 and December 31, 2021, respectively.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note receivable

As of September 30, 2022, the fair value of the Isoprene Note was measured at $50,000, taking into consideration cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. No change in fair value was recorded during the nine months ended September 30, 2022.

Note 7-Stockholders’ Equity

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares.

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the 2018 Plan during the nine months ended September 30, 2022 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	100	$75.00
Vested	(64)	75.00
Nonvested at September 30, 2022	36	$75.00

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022, approximately $300 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.26 years at September 30, 2022.

Stock Options

A summary of option activity under the Company’s stock option plan for nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	52,851	$84.15	$-	8.6
Employee options issued	51,800	14.75	-	9.5
Outstanding as of September 30, 2022	104,651	$49.80	$-	8.5
Options vested and exercisable as of September 30, 2022	104,651	$49.80	$-	8.5

Stock Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock option awards	$-	$-	$560,377	$1,092,428
Employee restricted stock awards	401	1,346	1,776	5,557
Non-employee restricted stock awards	-	16,533	-	16,533
Non-employee stock warrant awards	11,953	22,551	43,178	82,312
	$12,354	$40,430	$605,330	$1,196,830

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

Warrants

A summary of warrant activity for the nine months ended September 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	402,840	$49.83	$-	2.3
Outstanding as of September 30, 2022	402,840	$49.83	$-	1.6
Warrants exercisable as of September 30, 2022	401,312	$49.73	$-	1.8

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8-Commitments and contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the three months ended September 30, 2022 and 2021 was approximately $18,000 and $6,000, respectively. Rent expense for the nine months ended September 30, 2022 and 2021 was approximately $47,000 and $33,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

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

As a result of the spread of COVID-19, certain aspects of the Company’s business operations have been delayed, and the Company may be subject to additional delays or interruptions. Specifically, if shelter-in-place orders and other mandated local travel restrictions are imposed, among other things, the research and development activities of certain of the Company’s partners may be affected, which may result in delays to the Company’s clinical trials, and the Company can provide no assurance as to when such trials, if delayed, will resume or the revised timeline to complete trials once resumed.

Furthermore, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and the Company may be unable to conduct its clinical trials. Further, COVID-19 continues to spread and the Company’s operations are adversely impacted, the Company risks a delay, default and/or nonperformance under its existing agreements which may increase its costs. These cost increases may not be fully recoverable or adequately covered by insurance.

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

HOTH THERAPEUTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The spread of COVID-19, which caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on the Company’s business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and may result in further disruption of global financial markets, which may negatively impact the Company’s ability to access capital on favorable terms, if at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect the Company’s business and the value of its common stock.

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

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designates 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not entitled to receive dividends or any other distributions. The Series B Preferred Stock are entitled to ten votes per share and shall vote together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to the Authorized Stock Increase (as defined in the Certificate of Designation). The Series B Preferred Stock have no rights as to any distribution or assets of the Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. The outstanding shares of Series B Preferred Stock shall be redeemed in whole, but not in part for an aggregate price of $10 (i) if such redemption is ordered by the Company’s board of directors, in its sole discretion, or (ii) automatically and effective immediately after the effectiveness of the Authorized Stock Increase.

On November 2, 2022, the Company entered into a Subscription and Investment Representation Agreement with an investor pursuant to which the Company issued and sold 2,000,000 shares of its newly designated Series B Preferred Stock to such purchaser for an aggregate purchase price of $1,000.

On November 10, 2022, the Company entered into a Third Amendment (the “Amendment”) to Employment Agreement by and between the Company and Stefanie Johns, the Company’s Chief Scientific Officer, originally dated August 28, 2020, as amended on January 29, 2021 and June 25, 2021. Pursuant to the Amendment, among other things, the term of Dr. Johns’ employment shall be for a period of no more than six months from the date of the Amendment; provided, however, the Company or Dr. Johns may terminate Dr. Johns’ employment prior to the expiration of such six month period for any reason upon 10 days prior notice. In addition, Dr. Johns shall no longer be eligible to receive any annual bonus or equity awards. Furthermore, pursuant to the Amendment, upon separation of Dr. Johns’ employment from the Company for any reason, the Company shall provide Dr. Johns with all accrued but unpaid compensation earned through her final day of employment, all accrued but unused vacation and reimbursement of all documented, unreimbursed expenses incurred prior to her separation. Moreover, upon Dr. Johns’ execution of a release of claims after her final day of employment, as set forth in the Amendment, the Company shall provide Dr. Johns with certain benefits as set forth therein.

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

Recent Developments

On October 20, 2022, we filed a Certificate of Change with the Secretary of State of the State of Nevada to effectuate a 1-for-25 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding and authorized shares of common stock. The Reverse Stock Split became effective on October 26, 2022, and shareholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. On November 2, 2022, we filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designates 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock are not entitled to receive dividends or any other distributions. The Series B Preferred Stock are entitled to ten votes per share and shall vote together with our issued and outstanding shares of common stock as a single class exclusively with respect to the Authorized Stock Increase (as defined in the Certificate of Designation). The Series B Preferred Stock have no rights as to any distribution or assets of our Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of our Company. The outstanding shares of Series B Preferred Stock shall be redeemed in whole, but not in part for an aggregate price of $10 (i) if such redemption is ordered by our board of directors, in its sole discretion, or (ii) automatically and effective immediately after the effectiveness of the Authorized Stock Increase.

On November 2, 2022, we entered into a Subscription and Investment Representation Agreement with an investor pursuant to which we issued and sold 2,000,000 shares of our newly designated Series B Preferred Stock to such purchaser for an aggregate purchase price of $1,000.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Operating Costs and Expenses

Research and Development Expenses

During the three months ended September 30, 2022, we incurred research and development expenses of approximately $1.5 million as compared to approximately $2.2 million during the three months ended September 30, 2021. The approximately $0.7 million decrease was primarily attributed to the decreased number of research and development activities undertaken by us during the three months ended September 30, 2022.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended September 30, 2022, we incurred General and Administrative Expenses of approximately $1.2 million as compared to approximately $1.1 million during the three months ended September 30, 2021. The approximately $0.1 million increase was primarily attributed to an increase in professional fees.

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

Comparison of the Nine Months Ended September 30, 2022 and 2021

Operating Costs and Expenses

Research and Development Expenses

During the nine months ended September 30, 2022, we incurred research and development expenses of approximately $3.5 million as compared to approximately $5.6 million during the nine months ended September 30, 2021. The approximately $2.1 million decrease was primarily attributed to the decreased number of research and development activities undertaken by us during the nine months ended September 30, 2022.

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

General and Administrative Expenses

During the nine months ended September 30, 2022, we incurred General and Administrative Expenses of approximately $4.2 million as compared to approximately $5.1 million during the nine months ended September 30, 2021. The approximately $0.9 million decrease was primarily attributed to a decrease in professional fees and compensation and related expenses. Specifically, the fair value of options granted to our officers and directors during the nine months ended September 30, 2022 decreased by approximately $0.4 million as compared September 30, 2021.

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

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of September 30, 2022, we had approximately $8.9 million in cash, marketable securities of approximately $0.3 million, working capital of approximately $8.5 million and an accumulated deficit of approximately $41.6 million. Net cash used in operating activities was $6.7 million and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred losses of approximately $7.9 million and $10.8 million for the nine months ended September 30, 2022 and 2021, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $17 million (if all milestones in all of our current agreements are achieved).

Additional funding will be necessary to fund our future clinical and pre-clinical activities. We may obtain additional financing through sales of our equity and debt securities or entering into strategic partnership arrangements, or a combination of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn and uncertainty related to the COVID-19 pandemic. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the COVID-19 pandemic continues to evolve globally.

Cash Flows from Operating Activities

For the nine months ended September 30, 2022, net cash used in operations was approximately $6.7 million, which primarily resulted from a net loss of approximately $7.9 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.6 million in stock-based compensation, $0.2 million realized loss on marketable securities and $0.1 million unrealized loss on marketable securities.

For the nine months ended September 30, 2021, net cash used in operations was approximately $8.2 million, which primarily resulted from a net loss of approximately $10.8 million, and was partially offset by changes in operating assets and liabilities of approximately $1.2 million and approximately $1.2 million stock-based compensation.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, net cash provided by investing activities was approximately $1.2 million which was primarily related to the sale of marketable securities.

For the nine months ended September 30, 2021, net cash provided used in investing activities was approximately $0.1 million, which was primarily related to the sale of marketable securities of approximately $2.5 million, and was partially offset by the purchase of marketable securities of approximately $2.6 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $6.0 million, which primarily resulted from net proceeds from the issuance of common stock.

For the nine months ended September 30, 2021, net cash provided by financing activities was approximately $18.2 million, which was primarily resulted from net proceeds from the issuance of common stock, warrants and pre-funded warrants.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2022, the Company issued an aggregate of 72 shares of the Company’s common stock, which shares were subject to a vesting schedule, to members of the Company’s board of directors for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 10, 2022, the Company entered into a Third Amendment (the “Amendment”) to Employment Agreement by and between the Company and Stefanie Johns, the Company’s Chief Scientific Officer, originally dated August 28, 2020, as amended on January 29, 2021 and June 25, 2021. Pursuant to the Amendment, among other things, the term of Dr. Johns’ employment shall be for a period of no more than six months from the date of the Amendment; provided, however, the Company or Dr. Johns may terminate Dr. Johns’ employment prior to the expiration of such six month period for any reason upon 10 days prior notice. In addition, Dr. Johns shall no longer be eligible to receive any annual bonus or equity awards. Furthermore, pursuant to the Amendment, upon separation of Dr. Johns’ employment from the Company for any reason, the Company shall provide Dr. Johns with all accrued but unpaid compensation earned through her final day of employment, all accrued but unused vacation and reimbursement of all documented, unreimbursed expenses incurred prior to her separation. Moreover, upon Dr. Johns’ execution of a release of claims after her final day of employment, as set forth in the Amendment, the Company shall provide Dr. Johns with certain benefits as set forth therein.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amendment to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2022)

10.1*+	Third Amendment to Employment Agreement by and between the Company and Stefanie Johns dated November 10, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 10, 2022	By:	/s/ Robb Knie
Robb Knie, Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ David Briones
David Briones, Chief Financial Officer (Principal Financial and Accounting Officer)