Form 10-K
period 2022-12-31
Hoth Therapeutics, Inc.
filed 2023-03-31
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38803

HOTH THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Nevada	82-1553794
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1 Rockefeller Plaza, Suite 1039, New York, New York	10020
(Address of principal executive offices)	(Zip code)

(646) 756-2997

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HOTH	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was $13.1 million based upon the closing price of the registrant’s common stock of $10.48 on The Nasdaq Capital Market as of that date.

Number of shares of common stock outstanding as of March 17, 2023 was 3,302,113.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of any health epidemics on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 13 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risks Related to our Common Stock

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

Primary Development:

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 which we intend to seek approval for use for treating dermatological side effects from epidermal growth factor receptor (“EGFR”) inhibitors, and potentially other drugs used for the treatment of cancer. HT-001 is a topical formulation under development for the treatment of patients with rash and skin disorders associated with initial and repeat courses of tyrosine kinase EGFR inhibitor therapy. EGFR inhibitors are used for the treatment of cancers with EGFR up-regulation (such as non-small cell lung cancer, pancreatic cancer, breast cancer and colon cancer); however, EGFR inhibitors are often associated with dose-limiting skin toxicities that can result in the interruption or reduction of treatment. HT-001 is targeted to treat these EGFR-induced skin disorders to allow patients to achieve the best potential outcomes of EGFR therapy. HT-001 has achieved positive results in its initial pre-clinical studies conducted at GW. In November 2022, we submitted an IND to the FDA with respect to HT-001 as a concomitant therapy with EGFR inhibitors, for a Phase 2a clinical trial in humans. We have engaged Worldwide Clinical Trials (“Worldwide”) as our clinical research organization to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the CLEER-001 Phase 2a clinical trial in the United States. We received FDA approval to proceed with our clinical study on December 28, 2022.

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

HT-KIT

We have obtained from North Carolina State University (“NC State”) an exclusive, worldwide, royalty bearing license to certain intellectual property to, among other things, discover, develop, make, have made, use and sell certain licensed products and sell, use and practice certain licensed services with respect to cancer and anaphylaxis; this is being developed as HT-KIT. The HT-KIT drug is designed to more specifically target the receptor tyrosine kinase KIT in mast cells, which is required for the proliferation, survival and differentiation of bone marrow-derived hematopoietic stem cells. Mutations in the KIT pathway have been associated with several human cancers, such as gastrointestinal stromal tumors and mast cell-derived cancers (mast cell leukemia and mast cell sarcoma). Based on the initial proof-of-concept success, we intend to initially target mast cell neoplasms for development of HT-KIT, which is a rare, aggressive cancer with poor prognosis.

The same target, KIT, also plays a key role in mast cell-mediated anaphylaxis, a serious allergic reaction that is rapid in onset and may cause death. Anaphylaxis typically occurs after exposure to an external allergen that results in an immediate and severe immune response. We also intend to pursue the anaphylaxis indication for HT-KIT in parallel to cancer treatment.

On November 15, 2021, we entered into a sponsored research agreement with NC State to focus on characterizing the HT-KIT dose and dosing frequency for treatment of aggressive mastocytosis and mast cell neoplasms using humanized tumor mouse models.

In December 2021, we submitted an Orphan Drug Designation (“ODD”) request to the U.S. Food and Drug Administration (“FDA”) for HT-KIT for the treatment of mastocytosis, and on March 10, 2022, we received such ODD. Drugs intended to treat orphan diseases (rare diseases that affect less than 200,000 people in the U.S.) are eligible to apply for ODD, which provides benefits such as 7-year marketing exclusivity and tax incentives to the sponsor during development and after approval.

HT-ALZ

In February 2021, we filed a provisional patent application with the United States Patent and Trademark Office for the use of the active ingredient of HT-001 to treat and prevent Alzheimer’s disease and other neuroinflammatory diseases, and in February 2022, we filed a  Patent Cooperation Treaty patent application, receiving confirmation of such filing on April 4, 2022.

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

On June 7, 2021, we entered into a sponsored research agreement with Washington University in St. Louis to investigate the effects of HT-ALZ on behavioral and pathological markers of Alzheimer’s disease and to determine if HT-ALZ can improve learning and memory in an animal model of Alzheimer’s disease. Our study will also determine if behavior is improved utilizing HT-ALZ in blocking NK-1Rs. The study commenced in August 2021 and after positive initial preclinical results, a chronic dosing study in mice was initiated. We expect preclinical results from the chronic dosing study in 2023.

HT-TBI

In October 2022, we filed a provisional patent application with the United States Patent and Trademark Office for the use of the active ingredient of HT-001 to treat traumatic brain injury and ischemic stroke. We intend to develop HT-ALZ for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules pursuant to which we will be able to rely upon publicly available data with respect to our active ingredient in our NDA submission to the FDA for marketing approval.

HT-TBI injection is being developed as a ready-to-inject autoinjector for intramuscular injection to be used in both traumatic brain injuries and ischemic stroke. The same dose and formulation can be used across both TBI and stroke indications in age two years through adult. Our focus of development is for point-of-care use in ambulatory and emergency room settings. HT-TBI’s active ingredient targets substance P/NK-1 pathway, identified as a leading cause of post-brain injury inflammation and edema. Preclinical data has shown an NK-1 Antagonist significantly reduces brain edema and blood brain barrier disruption post-TBI and post-stroke.

The BioLexa Platform

We have obtained an exclusive license from the University of Cincinnati to make, use, have made, import, offer for sale, and sell products based upon or involving the use of (i) topical compositions comprising a zinc chelator and gentamicin and (ii) zinc chelators to inhibit biofilm formation (the “BioLexa Platform” or “BioLexa”). The license enables us to develop the platform for any indications in humans. The BioLexa Platform is a proprietary, patented, drug compound platform for the treatment of eczema. It combines an FDA approved zinc chelator with one or more approved antibiotics in a topical dosage form to address unchecked eczema flare-ups by preventing the formation of infectious biofilms and the resulting clogging of sweat ducts. We intend to develop the BioLexa Platform for use in patients following the Section 505(b)(2) regulatory pathway of the FDA rules. Proceeding under this regulatory pathway, we will be able to rely upon publicly available data with respect to gentamicin and the zinc chelator in our NDA submission to the FDA for marketing approval.

In December 2020, we received approval from the Belberry Human Research Ethics Committee in Australia to conduct our Phase 1b clinical trial of BioLexa, and we have engaged Novotech (Australia) Pty Limited as our local clinical research organization in Australia to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the first in human clinical trial of BioLexa. Phase 1b of the trial was initiated in 2021 and final dosing of patients concluded in September 2022. At this time, we do not anticipate conducting any further trials/studies in Australia.

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

The retinoic acid metabolism blocking agents (“RAMBAs”) have the potential to be developed as a platform for multiple inflammatory-based indications. Accordingly, we entered into a Sublicense Agreement with Isoprene on July 2, 2021 pursuant to the option agreement dated December 22, 2020 to expand the therapeutic indication of the sublicensed RAMBAs from Isoprene to include inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis. Preclinical proof-of-concept studies were conducted in 2021 for the investigation of RAMBAs for treatment of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.

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

In December 2019, we entered a sponsored research agreement with NC State for proof of principle in targeting allergic inflammation in the airways. Preclinical proof-of-concept data was generated in October 2020 supporting efficacy of HT-004 after inhalational delivery in a mouse model. Critical proof-of-concept studies in a humanized mouse model are planned to be initiated in 2022 and was completed in 2023.

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

HT-002

On May 18, 2020, we entered into an Exclusive License Agreement with the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) pursuant to which VCU granted us an exclusive, royalty bearing license to HT-002, a novel peptide developed by researchers at VCU that may be used to slow the transmission of SARS-CoV-2 (the “VCU Peptide”) and a non-exclusive royalty bearing, worldwide license with respect to certain licensed technical information patents to make, have made, use, offer to sell, sell and import certain licensed products and perform certain licensed services. On June 29, 2020, we entered into a Sponsored Project Agreement (“VCU SPA”) with VCU for the development of a potential COVID-19 treatment using the VCU Peptide. The VCU SPA was amended on April 28, 2021 to extend the period of research and to add additional scope of investigation to include the variants of SARS-CoV-2. Proof-of-Concept preclinical studies were completed in 2022.

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

Other Interests

We have interests in certain other assets being developed by third parties. Specifically, in December 2021, we entered into a license agreement with Zylö Therapeutics, Inc. (“Zylö”) with respect to the development of HT-005. We had previously entered into a sublicense agreement with Zylö pursuant to which we had advanced the development of HT-005 for patients with lupus. (See Note 6 to the consolidated financial statements for a discussion of our agreement with Zylö). In addition, in March 2020, we entered into a Royalty and Development Agreement (the “Voltron Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) with respect to the development of potential product candidates for the prevention of COVID-19. (See Note 6 to the consolidated financial statements for a discussion of our agreement with Voltron).

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

We currently have licenses to six U.S. patents and one pending U.S. patent application, and we have licenses to three patents issued in Europe and Australia and five pending patent applications in foreign jurisdictions including Europe, Brazil, Canada and Hong Kong. Hoth also holds two pending U.S. patent applications, one European application and one pending PCT patent application.

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

United States Medical Device Regulation

Medical devices, including diagnostic test devices, also are subject to extensive and rigorous regulation by the FDA under the FDCA, as well as other federal and state regulatory bodies in the United States, and laws and regulations of foreign authorities in other countries. FDA requirements specific to medical devices are wide ranging and govern, among other things, the design, development and manufacturing, human clinical trials, preclearance or approval, advertising and promotion, and product import and export. Unless an exemption applies, medical devices distributed in the United States must receive either premarket clearance under Section 510(k) of the FDCA or premarket approval of a premarket application (“PMA”). During the COVID-19 public health emergency, the FDA had authorized COVID-19 diagnostic tests under its Emergency Use Authorization (“EUA”) authority; however, on January 31, 2023, President Biden issued a Statement of Administration Policy indicating that the administration intends for the COVID-19 national emergency and public health emergency to end on May 11, 2023. When the public health emergency ends, the FDA will continue to have the authority to issue EUAs until that authority is formally terminated by the Secretary of HHS through a separate process. Medical devices are classified into one of three classes-Class I, Class II, or Class III-depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Medical devices deemed to pose relatively low risk are placed in either Class I or II. Class II devices generally require the manufacturer to submit a premarket notification under Section 510(k) of the FDCA requesting permission for commercial distribution. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices are placed in Class III requiring PMA approval.

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

Employees

As of March 17, 2023, we employed a total of 2 full-time employees, 3 employee consultants, and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information and History

We were incorporated as a Nevada corporation on May 16, 2017. On October 20, 2022, we filed a Certificate of Change with the Nevada Secretary of State to effectuate a 1-for-25 reverse stock split of our issued and outstanding and authorized shares of common stock. The reverse stock split became effective on October 26, 2022. All share data, per share data and related information contained in this Annual Report on Form 10-K has been retrospectively adjusted to reflect the effect of the reverse stock split.  On November 2, 2022, we filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), designating 2,000,000 shares of our authorized preferred stock as Series B Preferred Stock. On November 2, 2022, we also entered into a Subscription and Investment Representation Agreement with an investor pursuant to which we issued and sold 2,000,000 shares of our newly designated Series B Preferred Stock to such investor for an aggregate purchase price of $1,000. The Series B Preferred Stock were not entitled to receive dividends or any other distributions. The Series B Preferred Stock were entitled to ten votes per share and voted together with the issued and outstanding shares of our common stock as a single class exclusively with respect to the Authorized Stock Increase (as defined in the Certificate of Designation). The Series B Preferred Stock had no rights as to any distribution or assets of our Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of our Company. The 2,000,000 outstanding shares of Series B Preferred Stock were redeemed for an aggregate price of $10 on December 13, 2022 in connection with the filing of the Amendment (as defined herein) with the Secretary of State of the State of Nevada. Pursuant to the Certificate of Designation, the shares of Series B Preferred Stock redeemed by us were automatically retired and restored to the status of an authorized but unissued share of preferred stock.

On December 13, 2022, we filed a Certificate of Amendment (the “Amendment”) to our Articles of Incorporation, as amended, to increase our authorized shares of common stock from 3,000,000 shares to 50,000,000 shares.

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

We were incorporated in May 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the years ended December 31, 2022 and 2021 were $11,371,953 and $14,313,705, respectively, and our accumulated deficit as of December 31, 2022 and 2021 was $45,099,116 and $33,727,163, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

In March 2020, we entered into the Voltron Agreement pursuant to which we and HaloVax will work to jointly develop potential products candidates to prevent COVID-19; however, no assurance can be given as to when, if ever, we will be able to develop any products for such purpose. Furthermore, we are subject to risks including, but not limited to, the following with respect to the development of a treatment for COVID-19:

●	the EUA marketing approval processes of the FDA are lengthy, time consuming and inherently unpredictable, and we cannot guarantee that we will ever have a marketable product

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit;

●	to be commercially successful, physicians must be persuaded that using our products are effective alternatives to other existing therapies and treatments;

●	we may depend on third parties for manufacturing our proposed product candidates and any conflicts with such partners could delay or prevent the development or commercialization of such product candidates;

●	if third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our clinical studies could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses;

●	adverse events involving our products may lead the FDA to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results; and

●	if we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

In addition to the foregoing, on January 31, 2023, President Biden issued a Statement of Administration Policy indicating that the administration intends for the COVID-19 national emergency and public health emergency to end on May 11, 2023. EUAs are issued under a separate declaration based on a determination of whether certain conditions are met. Therefore, when the public health emergency ends, current EUAs may remain authorized and the FDA will continue to have the authority to issue new EUAs as long as those conditions are met and until that authority is formally terminated by the Secretary of HHS through a separate process. The Company anticipates that the end of the public health emergency may reduce the likelihood of an EUA pathway for its potential products candidates to prevent COVID-19 even if the EUA declaration remains in place and that the EUA pathway may become unavailable within a short period after a notice of the termination of the EUA declaration is published in the Federal Register.

If our joint venture with HaloVax, LLC (“HaloVax”) is not successful or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our potential products.

In March 2020, we entered into the Voltron Agreement to form a joint venture entity named HaloVax to jointly develop potential product candidates for the prevention of the COVID-19. Pursuant to the terms of the Voltron Agreement we are entitled to receive sales-based royalties at low single digit percentages and shall contribute proceeds of the development of products to prevent COVID-19. In addition, in 2020, we purchased 6% of HaloVax’s outstanding membership interests; however, during the fourth quarter of 2022, we identified indicators of impairment for the HaloVax investment as a result of adverse changes in HaloVax’s business operations, including liquidity concerns. As a result, we investment in HaloVax was valued at $0 and $350,000 as of December 31, 2022 and 2021. If and to the extent we and HaloVax are unable to develop potential product candidates for the prevention of COVID-19, we will not be entitled to any sale-based royalties and the value of our ownership interest in HaloVax could decline in which case we may lose all or part of our investment in HaloVax.

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

In December 2021, we licensed HT-005 back to Zylö and are entitled to receive a low single digit percent of the net proceeds attributable to the sale of HT-005 to a third party, a low single digit percent of the net proceeds from the sale of HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) and a low double digit percent of any royalty Zylö receives through the sublicense to a third party based on the net sales of HT-005 in the Territory. In connection with the license of HT-005 back to Zylö, we acquired 100,000 shares of Zylö’s Class B common stock. As of December 31, 2022, we own 220,000 shares of Zylö’s Class B common stock. If Zylö is unable to sell or otherwise commercialize HT-005, we will not be entitled to any proceeds or sale-based royalties and the value of our ownership interest in Zylö could decline in which case we may lose all or part of our investment in Zylö.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third party CROs with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities, proposed product labeling and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our product candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We may not be able to obtain or maintain ODD or exclusivity for our product candidates.

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

ODD entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity. This means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective.

Modifications to our products may require new drug or device approvals.

Once a particular product receives FDA approval or clearance, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals or clearances, including additional IND and NDA/BLA submissions or premarket approvals before we can begin clinical development, and/or prior to marketing and sales. If the FDA requires new clearances or approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and harm our operating results. If the products are already being promoted for these new indications, we may also be subject to significant enforcement actions. Conducting clinical trials and obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

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

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value;

●

the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. We consider the Stark Law in planning our products, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs;

●	federal false claims and false statement laws, including the federal civil False Claims Act and the Civil Monetary Penalties Law (“CMPL”), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

●	HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;

●	the FDCA which among other things, strictly regulates drug and biologics manufacturing, sales, distribution, prohibits the adulteration or misbranding of drugs and biologics prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●	the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar laws and regulations, such as Stark Law, anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

The laws and regulations applicable to our business are complex, changing and often subject to varying interpretations. As a result, we may not be able to adhere to all applicable laws and regulations. Any violation or alleged violation of any of these laws or regulations by us could have a material adverse effect on our business, financial condition, cash flows and results of operations. We may be a party to various lawsuits, demands, claims, qui tam suits, government investigations and audits, of which any could result in, among other things, substantial financial penalties or awards against us, reputational harm, termination of relationships or contracts related to our business, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare and other healthcare programs, seizure of product and possible criminal penalties.

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

We do not own or operate any manufacturing facilities. We rely on and intend to continue to rely on CMOs to formulate and manufacture our pre-clinical and clinical materials. Our reliance on a CMO exposes us to a number of risks, any of which could delay or prevent the completion of our pre-clinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

●	our CMO failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

●	our CMO failing to manufacture our product candidate according to our specifications, the FDA’s cGMP requirements, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

●	our CMO being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it may adversely affect the cost of our product candidates. We cannot assure you that our CMO will be able to manufacture our product candidates at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

●	our CMO placing a priority on the manufacture of their own products, or other customers’ products;

●	our CMO failing to perform as agreed upon or not remain in business; and

●	our CMOs’ plants being closed as a result of regulatory sanctions, natural disasters, health epidemics or otherwise.

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

Although there have been legal and political challenges to certain aspects of the ACA, the Biden Administration has affirmed support for the law and, entered its own executive orders to enforce and strengthen it. Because of the volatility surrounding the implementation and enforcement of the ACA since its passage, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act which indicates that the Biden Administration may significantly modify the ACA and further reform the ACA and other federal programs in manner that may impact our operations. The Biden Administration has indicated that a goal of its administration is to expand and support Medicaid and the ACA and to make high-quality healthcare accessible and affordable. The potential increase in patients covered by government funded insurance may impact our pricing. Further, it is possible that the Biden Administration may further increase scrutiny of drug pricing. Indeed, the Biden Administration has been vocal that lowering prescription drug prices is a priority for the Biden Administration.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

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

Risks Related to Our Intellectual Property Rights

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

We and/or our licensors have applied for and will continue to apply for patents for certain products. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents for medical use, manufacture, conjugation and labeling of any of our product candidates may adversely affect our business and operations.

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

Risks Related to the Company

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

Our business may be adversely affected by health epidemics such as the coronavirus pandemic.

The outbreak of the novel Coronavirus (“COVID-19”) evolved into a global pandemic and spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results may continue to depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus, including variants, and the actions to contain the coronavirus or treat its impact, among others.

For example, staffing issues related to a health epidemic such as COVID-19 may disrupt our business operations ,including our clinical trials. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward other efforts, or other staffing issues related to any such health epidemic. Also, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) stemming from a health epidemic may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. In addition, if any third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by a health epidemic such as COVID-19, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations. Furthermore, we may be at a risk of delaying, defaulting and/or not performing under existing agreements, which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to a health epidemic may also disrupt the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA review and/or approval of our product candidates.

The spread of the coronavirus, which caused a broad impact globally, may have a material economic effect on our business. While the potential economic impact brought by the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. We have significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flows.

There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our financial institutions, manufacturers and other third parties with whom we engage may be adversely affected by the foregoing risks, which may have a material adverse effect on our business.

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

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Therefore, any return to shareholders will be limited to the increase, if any, of our share price.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 17, 2023. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 17, 2023, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock were previously issued and converted into common stock at the time of our initial public offering and 1,897,520 shares of Series A Preferred Stock remain authorized. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

General Risk Factors

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

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2022, our independent registered public accounting firm identified a material weakness. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that has been identified by our independent registered public accounting firm relates to the lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process, including cutoff related to accruals and prepaids. While we intend to take steps to remediate the material weakness in our internal control over financial reporting by updating and expanding our accounts payable tracking and booking, we may not be successful in remediating such weakness in a timely manner, if at all, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Furthermore, if we remediate our current material weakness but identify new material weaknesses in our internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, and become subject to litigation from investors and shareholders, which could harm our reputation, financial condition or divert financial and management resources from our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive office is located at 1 Rockefeller Plaza, Suite 1039, New York, NY 10020. We currently lease such office for approximately $2,500 per month pursuant to a lease which terminates on January 1, 2025. We lease an additional office located at 33 West 60th Street, Floors 2, 11-12, New York, NY 10023 pursuant to a lease which expires on March 21, 2023. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 17, 2023, there were 98 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development, operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

During the period from October 1, 2022 to December 31, 2022, the Company issued an aggregate of 1,729 shares of the Company’s common stock, which shares were subject to a vesting schedule, to members of the Company’s board of directors for services.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, we are continuing to evaluate a novel peptide that may be used to slow the transmission of SARS-CoV-2 (HT-002). We are also developing a diagnostic device via a mobile device. Furthermore, we have interests in certain other assets being developed by third parties including a treatment for patients with lupus that is being developed by Zylö and potential product candidates being developed pursuant to our agreement with Voltron for the prevention of COVID-19.

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2022 and 2021

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2022, research and development expenses were approximately $4.9 million, of which approximately $87,000 was related to licenses acquired and approximately $4.8 million was related to other research and development expenses. Specifically, during the year ended December 31, 2022, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $1 million related to clinical trial costs; (ii) HT-001, approximately $2.9 million related to manufacturing, preclinical and clinical activities; (iii) HT-TBI, approximately $0.4 million related to manufacturing and preclinical activities; (iv) HT-003, approximately $41,000 related to preclinical studies; (v) HT-004, approximately $0.1 million related to sponsored research; (vi) HT-006, approximately $51,000 related to sponsored research (on July 12, 2022, our non-exclusive commercial evaluation license agreement with the United States Army Medical Research and Development Command terminated and we are no longer pursuing HT-006); (vii) GW breath based diagnostic device, approximately $76,000 related to research and development with respect to the design of device; (viii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities; and (ix) HT-ALZ, approximately $0.2 million in sponsored research. In addition to the foregoing, we also incurred fees of approximately $0.3 million payable to members of our scientific advisory board for services.

For the year ended December 31, 2021, research and development expenses were approximately $7.5 million, of which approximately $0.2 million was related to licenses acquired and approximately $7.4 million was related to other research and development expenses. Specifically, during the year ended December 31, 2021, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $1.7 million related to clinical trial costs; (ii) HT-001, approximately $4.1 million related to manufacturing, preclinical and clinical activities; (iii) HT-002, approximately $56,000 related to sponsored research; (iv) HT-003, approximately $0.4 million related to preclinical studies; (v) HT-004, approximately $17,000 related to sponsored research; (vi) HT-006, approximately $51,000 related to sponsored research; (vii) GW breath based diagnostic device, approximately $0.3 million related to research and development with respect to the design of device; and (viii) HT-KIT, approximately $0.4 million related to research and development manufacturing. In addition to the foregoing, we also incurred fees of approximately $0.2 million payable to members of our scientific advisory board for services.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

For the year ended December 31, 2022, General and Administrative Expenses were approximately $6.1 million, which primarily consisted of approximately $2.6 million related to payroll expenses and stock-based compensation, approximately $2.5 million for professional fees and approximately $1.0 million for other expenses.

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

Other Income (Expenses)

For the year ended December 31, 2022, other expenses was approximately $0.3 million, which primarily resulted from $0.4 million losses on marketable securities and $0.4 million change in fair value of investments in joint ventures, partially offset by $0.5 million of other income related to a research and development tax credit pursuant to Australian regulations.

For the year ended December 31, 2021, other expenses were approximately $0.2 million, which consisted of the realized gain or loss, unrealized gain or loss, and dividend income related to marketable securities.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2022, we had approximately $6.4 million in cash, marketable securities of approximately $0.2 million, working capital of approximately $5.3 million and an accumulated deficit of approximately $45.0 million. Net cash used in operating activities was $9.3 million and $12.1 million for the years ended December 31, 2022 and 2021, respectively. We incurred losses of approximately $11.4 million and $14.3 million for the years ended December 31, 2022 and 2021, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our audited financial statements are available to be issued.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $15.6 million (if all milestones in all of our current agreements are achieved).

Additional funding will be necessary to fund our future clinical and pre-clinical activities. We may obtain additional financing through sales of our equity and debt securities or entering into strategic partnership arrangements, or a combination of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annually Report on Form 10-K.

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash used in operating activities was approximately $9.3 million, which primarily resulted from a net loss of approximately $11.3 million and $0.1 million unrealized gain on marketable securities, partially offset by approximately $0.6 million in stock-based compensation, $0.6 million realized loss on marketable securities, $0.4 million change in fair value of investments in joint ventures and changes in operating assets and liabilities of approximately $0.4 million.

For the year ended December 31, 2021, net cash used in operating activities was approximately $12.1 million, which primarily resulted from a net loss of approximately $14.3 million, and was partially offset by changes in operating assets and liabilities of approximately $0.5 million, unrealized loss on marketable securities of approximately $0.2 million, and approximately $1.3 million stock-based compensation.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities was approximately $1.2 million which was primarily related to the sale of marketable securities.

For the year ended December 31, 2021, net cash used in investing activities was approximately $0.2 million, which was primarily related to the sale of marketable securities of approximately $2.5 million, and was partially offset by the purchase of marketable securities of approximately $2.6 million.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was approximately $6.0 million, which primarily resulted from net proceeds from the issuance of common stock.

For the year ended December 31, 2021, net cash provided by financing activities was approximately $18.2 million. Which primarily resulted from approximately $17.8 million in net proceeds from the issuance of common stock, common stock warrants and pre-funded warrants, and $0.4 million in proceeds from the exercise of warrants.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 31, 2023

PCAOB ID No. 100

Hoth Therapeutics, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$6,428,611	$8,538,270
Marketable equity securities, at fair value	209,320	1,892,837
Prepaid expenses	88,450	93,972
Note receivable - current	-	50,000
Total current assets	6,726,381	10,575,079

Investment in joint ventures at fair value	33,000	410,000
Total assets	$6,759,381	$10,985,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$694,989	$360,964
Accrued expenses	667,742	426,823
Accrued license fee - current portion	25,000	80,000
Total current liabilities	1,387,731	867,787

Accrued license fee - less current portion	250,000	235,000
Total liabilities	1,637,731	1,102,787

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 2,000,000 and -0- shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Series A Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares designated; -0- shares issued and outstanding at December 31, 2022 and 2021	-	-
Series B Preferred Stock, $0.0001 par value, 2,000,000 shares designated; -0- shares issued and outstanding at December 31, 2022 and 2021	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 1,302,113 and 959,009 shares issued and outstanding at December 31, 2022 and 2021, respectively	130	96
Additional paid-in capital	50,198,630	43,591,773
Accumulated deficit	(45,099,116)	(33,727,163)
Accumulated other comprehensive income	22,006	17,586
Total stockholders’ equity	5,121,650	9,882,292
Total liabilities and stockholders’ equity	$6,759,381	$10,985,079

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2022	2021
Operating costs and expenses
Research and development	$4,844,578	$7,354,708
Research and development - licenses acquired (including stock-based compensation)	86,586	174,782
Compensation and related expenses (including stock-based compensation)	2,588,595	3,036,034
Professional fees (including stock-based compensation)	2,494,132	2,703,837
Rent	66,834	46,871
Other general and administrative expenses	984,829	785,208
Total operating expenses	11,065,554	14,101,440
Loss from operations	(11,065,554)	(14,101,440)

Other (expenses) income
Losses on marketable securities	(386,909)	(152,682)
Change in fair value of investments in joint ventures	(377,000)	-
Interest income	6,370	-
Other income (expenses), net	451,140	(59,583)
Total other expenses	(306,399)	(212,265)

Net loss	$(11,371,953)	$(14,313,705)
Other comprehensive income
Foreign currency translation adjustment	4,420	32,937
Total comprehensive loss	$(11,367,533)	$(14,280,768)
Deemed dividend to Series B Preferred Stock being redeemed	990	-
Net Loss Attributable to Common Stockholders	$(11,370,963)	$(14,280,768)

Net loss per share applicable to common stockholders - basic and diluted	$(9.50)	$(16.02)
Weighted average number of common shares outstanding, basic and diluted	1,197,521	893,226

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2020	-	$-	537,558	$54	$24,074,348	$(19,413,458)	$(15,351)	$4,645,593
Issuance of common stock, common stock warrants and prefunded warrants (net of offering costs of $1,591,600)	-	-	273,079	27	13,407,605	-	-	13,407,632
Issuance of common stock and warrants (net of offering costs of $572,500)	-	-	99,010	10	4,427,491	-	-	4,427,501
Warrant exercise	-	-	45,069	5	359,508	-	-	359,513
Stock-based compensation	-	-	4,293	-	1,322,821	-	-	1,322,821
Cumulative translation adjustment	-	-	-	-	-	-	32,937	32,937
Net loss	-	-	-	-	-	(14,313,705)	-	(14,313,705)
Balance at December 31, 2021	-	-	959,009	96	43,591,773	(33,727,163)	17,586	9,882,292
Stock-based compensation	-	-	1,801	-	620,798	-	-	620,798
Issuance of common stock (net of offering costs of $1,014,896)	-	-	329,412	33	5,985,070	-	-	5,985,103
Issuance of Series B preferred stock	2,000,000	1,000	-	-	-	-	-	1,000
Redemption of Series B preferred stock	(2,000,000)	(1,000)	-	-	990	-	-	(10)
Fractional shares adjusted for reverse split	-	-	11,891	1	(1)	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	4,420	4,420
Net loss	-	-	-	-	-	(11,371,953)	-	(11,371,953)
Balance at December 31, 2022	-	$-	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(11,371,953)	$(14,313,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development – licenses acquired	34,000	92,470
Change in fair value of investments in joint ventures	377,000	-
Stock-based compensation	620,798	1,322,821
Realized loss on marketable equity securities	567,692	41,808
Unrealized (gain) loss on marketable equity securities	(119,870)	176,974
Loss on foreign currency exchange	-	59,583
Changes in operating assets and liabilities:
Prepaid expenses	3,847	(5,420)
Accounts payable and accrued expenses	590,632	535,340
Net cash used in operating activities	(9,297,854)	(12,090,129)

Cash flows from investing activities
Purchase of research and development licenses	(74,000)	(116,970)
Purchase of marketable equity securities	-	(2,556,135)
Sale of marketable equity securities	1,235,695	2,507,750
Net cash provided by (used in) investing activities	1,161,695	(165,355)

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering cost	-	13,407,632
Proceeds from issuance common stock and warrants, net of offering cost	-	4,427,501
Proceeds from issuance common stock, net of offering cost	5,985,103	-
Proceeds from issuance of Series B Preferred Stock	1,000	-
Redemption of Series B Preferred Stock	(10)	-
Proceeds from exercise of warrants	-	359,513
Proceeds from repayment of note receivable and interest received	50,000	-
Net cash provided by financing activities	6,036,093	18,194,646

Effect of exchange rate changes on cash and cash equivalents	(9,593)	(30,562)

Net change in cash	(2,100,066)	5,939,162
Cash, beginning of period	8,538,270	2,629,670

Cash, end of period	$6,428,611	$8,538,270

Non-cash investing and financing activities
Fractional shares adjusted for reverse split	$1	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, we are continuing to evaluate a novel peptide that may be used to slow the transmission of SARS-CoV-2. In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (see Note 6 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc. and Voltron Therapeutics, Inc.).

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

The Company believes its current cash is sufficient to fund operations for at least the next 12 months from the issuance date of these financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it agreed to sell an aggregate of (i) 140,000 shares of common stock, (ii) warrants (the “December Pre-Funded Warrants”) to purchase up to 1,860,000 shares of common stock and (iii) warrants (the “December Common Stock Warrants”) to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant and accompanying warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued H.C. Wainwright & Co., LLC warrants (“December Wainwright Warrants”) to purchase up to 100,000 shares of the Company’s common stock. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis.

Reverse Stock Split

On October 20, 2022, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada to effectuate a 1-for-25 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding and authorized shares of common stock. The Reverse Stock Split became effective on October 26, 2022. Shareholders who otherwise would have been entitled to receive fractional shares of common stock had their holdings rounded up to the next whole share. All references to common stock, convertible preferred stock conversion ratio, warrants to purchase common stock, options to purchase common stock, restricted stock units, restricted stock awards, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Note 2-Significant accounting policies

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Marketable securities

Marketable securities are classified as trading and are carried at fair value. The Company’s marketable securities consist of a mutual fund which is valued at a quoted market price.

Concentrations of credit risk and off-balance sheet risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

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

Investment in joint ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: “Accounting for Limited Partnership Investments” (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note 6 of these consolidated financial statements.

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

	As of December 31,
Potentially dilutive securities	2022	2021
Warrants	402,840	402,840
Options	104,651	52,851
Non-vested restricted stock awards	3,384	100
Total	510,875	455,791

Recent accounting pronouncements

Currently, management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

Note 3-License agreements

The following summarizes the Company’s research and development expenses for licenses acquired during the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
The George Washington University	$66,586	$99,782
Isoprene Pharmaceuticals, Inc.	-	15,000
North Carolina State University	27,500	30,000
Virginia Commonwealth University	-	30,000
Chelexa Biosciences, Inc. and the University of Cincinnati	7,500	-
Adjustment	(15,000)	-
	$86,586	$174,782

The George Washington University

During the year ended December 31, 2022, the Company recorded an expense of approximately $53,000 for related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). The Company also recorded $14,000 the year ended December 31, 2022 for a license maintenance fee.

During the year ended December 31, 2021, the Company recorded an expense of approximately $0.1 million for related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement.

Isoprene Pharmaceuticals, Inc.

During the years ended December 31, 2022 and 2021, the Company paid $0 and $15,000, respectively, for the license fee associated with the sublicense agreement by and between the Company and Isoprene Pharmaceuticals, Inc. dated July 30, 2020.

North Carolina State University

During the year ended December 31, 2022, the Company paid approximately $28,000 for the license fee associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

During the year ended December 31, 2021, the Company paid $30,000 for the license fee.

Virginia Commonwealth University

During the year ended December 31, 2022 and 2021, the Company paid $0 and $30,000, respectively, for annual maintenance fees associated with the exclusive license agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation.

As of December 31, 2022, the Company accrued $150,000 for five years of annual minimum payments and $125,000 for annual maintenance fees.

As of December 31, 2021, the Company accrued $285,000 for five years of annual minimum payments and $30,000 for annual maintenance fees.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the year ended December 31, 2022, the Company paid $2,500 for the annual license maintenance fee and $5,000 for the yearly minimum annual royalty fee associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences dated May 14, 2020.

Note 4-Note Receivable

Pursuant to the sublicense agreement dated July 30, 2020 by and between the Company and Isoprene Pharmaceuticals, Inc. (“Isoprene”), the Company made an investment of $50,000 in Isoprene in the form of a convertible promissory note (the “Isoprene Note”) on September 10, 2020. The Isoprene Note was due to mature on September 10, 2022 and accrued interest at a rate equal to the lower of: (i) the highest lawful rate permitted under applicable law and (ii) 6% per annum. The Isoprene Note could not be prepaid without the prior written consent of the Company; provided, however, that if the Isoprene Note had not been converted in connection with a Qualified Financing (as defined herein) or a Change of Control (as defined in the Isoprene Note) by the two year anniversary of the date of the issuance of the Isoprene Note, Isoprene could elect, in its sole discretion, to repay the Isoprene Note and any accrued interest thereon. In the event a Qualified Financing occurred before the Isoprene Note was repaid in full on the maturity date or the conversion of such note pursuant to a Change of Control, the Isoprene Note could be converted into such number of convertible preferred stock issued in the Qualified Financing equal to the balance of such note divided by the Capped Conversion Price. “Qualified Financing” means the first sale of Isoprene’s convertible preferred stock in a private financing that results in gross proceeds of at least $5 million. “Capped Conversion Price” means the lesser of (i) the per share or unit price in the Qualified Financing and (ii) an amount determined by dividing (A) $15 million by (B) the fully diluted capitalization of Isoprene immediately prior to the conversion of the Isoprene Note. In the event a Change of Control occurred before the Isoprene Note was repaid in full on the maturity date or the conversion of such note pursuant to a Qualified Financing, the Isoprene Note could be converted into such number of shares of Isoprene’s common stock equal to the quotient obtained by dividing (i) the balance of the Isoprene Note by (ii) two times the fair market value of a share of Isoprene common stock as set for in the acquisition agreement pertaining to such Change of Control. As of the maturity date of the Isoprene Note, neither a Qualified Financing nor a Change of Control had occurred, and the Isoprene Note of $50,000 and accrued interest of approximately $6,000 was paid off on October 21, 2022.

Note 5-Investments in Marketable Equity Securities

The realized gain or loss, unrealized gain or loss, and dividend income related to marketable equity securities for the years ended December 31, 2022 and 2021, which are recorded as a component of other income (expenses) on the consolidated statements of operations and comprehensive loss, are as follows:

	For the Years Ended December 31,
	2022	2021
Unrealized gain (loss)	$119,870	$(176,974)
Realized loss	(567,692)	(41,808)
Dividend income	60,913	66,100
	$(386,909)	$(152,682)

Note 6-Fair Value of Financial Assets and Liabilities

The following tables present the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021:

	Fair value measured at December 31, 2022
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$209,320	$209,320	$-	$-
Investment in joint ventures	$33,000	$-	$-	$33,000
Note receivable - current	$-	$-	$-	$-

	Fair value measured at December 31, 2021
	Total at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities - mutual funds	$1,892,837	$1,892,837	$-	$-
Investment in joint ventures	$410,000	$-	$-	$410,000
Note receivable - current	$50,000	$-	$-	$50,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Investment in joint ventures at fair value at December 31, 2020	$410,000
Investment in joint ventures at fair value at December 31, 2021	410,000
Change in fair value of investments in joint ventures	(377,000)
Investment in joint ventures at fair value at December 31, 2022	$33,000

Investment in joint ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

During the fourth quarter of 2022, the Company identified indicators of impairment for the HaloVax investment as a result of adverse changes in HaloVax’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of approximately $0.4 million in the fourth quarter of 2022. The investment in HaloVax was valued at $0 and $350,000 as of December 31, 2022 and 2021.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. No change in fair value occurred during the nine months ended September 30, 2022. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock and valued its share price at $0.15 per share. This value was ratified by Zylö’s board of directors in December 2022. Therefore, the Company recorded approximate $27,000 in unrealized loss on this investment during the second quarter of 2022. The investment in Zylö was valued at $33,000 and $60,000 as of December 31, 2022 and 2021, respectively.

Note 7-Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2022, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Convertible Preferred Stock and 2,000,000 shares of the Company’s preferred stock has been designated as Series B Preferred Stock.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock were not entitled to receive dividends or any other distributions. The Series B Preferred Stock were entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to the Authorized Stock Increase (as defined herein). The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. The outstanding shares of Series B Preferred Stock were redeemed in whole an aggregate price of $10automatically and effective immediately after the effectiveness of the Authorized Stock Increase.

On November 2, 2022, the Company entered into a Subscription and Investment Representation Agreement with an investor pursuant to which the Company issued and sold 2,000,000 shares of its newly designated Series B Preferred Stock to such purchaser for an aggregate purchase price of $1,000.

On December 12, 2022, the Company’s shareholders approved the an increase to the number of authorized shares of the Company’s common stock from 3,000,000 to 50,000,000 shares (the “Authorized Stock Increase”). On December 13, 2022, upon filing a Certificate of Amendment to its Articles of Incorporation, as amended, to increase its authorized shares of common stock, the Series B Preferred Stock was automatically redeemed for an aggregate of $10.

Common Shares

On December 12, 2022, shareholders of the Company approved an increase to the number of authorized shares of the Company’s common stock from 3,000,000 shares to 50,000,000 shares, and on December 13, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, to effectuate such increase.

Securities Purchase Agreements

On January 5, 2021, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company offered and sold to the investors an aggregate of 99,010 shares of its common stock and warrants to purchase up to 49,505 shares of common stock in a private placement for aggregate net proceeds to the Company of $4.6 million, after deducting estimated offering expenses payable by the Company. The combined purchase price for each share of common stock and accompanying warrant to purchase one half of a share of common stock was $50.50. The closing of the offering occurred on January 7, 2021. Each warrant is exercisable for a period of five years from the issuance date at an exercise price of $56.25 per share, subject to adjustment, and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued The Benchmark Company, LLC (“Benchmark”) warrants to purchase up to 7,426 shares of the Company’s common stock. Benchmark’s warrants are exercisable for a period of five years from the closing date of the offering at an exercise price of $56.25 per share, subject to adjustment, and may be exercised on a cashless basis.

On March 8, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which it offered and sold to the investors 273,079 shares of common stock, pre-funded warrants (the “March Pre-Funded Warrants”) to purchase up to 30,719 shares of common stock and warrants (the “March Common Stock Warrants”) to purchase up to 303,798 shares of common stock in a private placement for aggregate net proceeds to the Company of $13.5 million, after deducting estimated offering expenses payable by the Company. The combined purchase price for each share of common stock and accompanying warrant was $49.375. The closing of the offering occurred on March 10, 2021. Each March Common Stock Warrant is exercisable for a period of three years from the issuance date at an exercise price of $46.50 per share, subject to adjustment, and may be exercised on a cashless basis. Each March Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.025 per share and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued H.C. Wainwright & Co., LLC warrants (“March Wainwright Warrants”) to purchase up to 15,190 shares of the Company’s common stock. The March Wainwright Warrants are exercisable for a period of three years from the issuance date at an exercise price of $61.72 per share, subject to adjustment, and may be exercised on a cashless basis.

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it agreed to sell an aggregate of (i) 140,000 shares of common stock, (ii) December Pre-Funded Warrants to purchase up to 1,860,000 shares of common stock and (iii) December Common Stock Warrants to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant and accompanying warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued H.C. Wainwright & Co., LLC the December Wainwright Warrants to purchase up to 100,000 shares of the Company’s common stock. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis.

Public Offering of Securities

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

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares.

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

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the years ended December 31, 2022 and 2021 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2020	385	$46.61
Granted	4,000	31.00
Vested	(4,285)	30.89
Nonvested at December 31, 2021	100	$75.00
Granted	5,075	3.16
Vested	(1,791)	7.17
Nonvested at December 31, 2022	3,384	$3.16

As of December 31, 2022, there is approximately $10,000 of unrecognized stock-based compensation expense related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards is approximately 1.45 years at December 31, 2022.

Stock Options

During the year ended December 31, 2022, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued an aggregate of 51,800 options to the Company’s directors. The aggregate grant date fair value of these options was approximately $0.6 million.

During the year ended December 31, 2021, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued an aggregate of 25,280 options to the Company’s directors. The aggregate grant date fair value of these options was approximately $1.1 million.

The fair value of options granted in 2022 and 2021 was estimated using the following assumptions:

	For the Years Ended December 31,
	2022	2021
Exercise price	$14.75	$52.75
Term (years)	10.0	10.0
Expected stock price volatility	96.10%	119.20%
Risk-free rate of interest	2.10%	0.42%

A summary of option activity under the Company’s stock option plan for the years ended December 31, 2022 and 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	27,571	$112.94	$-	8.8
Employee options issued	25,280	52.75	-	9.3
Outstanding as of December 31, 2021	52,851	$84.15	$-	8.6
Employee options issued	51,800	14.75	-	9.2
Outstanding as of December 31, 2022	104,651	$49.80	$-	8.3
Options vested and exercisable as of December 31, 2022	104,651	$49.80	$-	8.3

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of compensation and related expense in the consolidated statements of operations and comprehensive loss. All stock compensation associated with the amortization of nonemployee stock option expense was recorded as a component of professional fees in the consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.

Stock Based Compensation

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was as follows:

	For the Years Ended December 31,
	2022	2021
Employee stock option awards	$560,376	$1,092,428
Employee restricted stock awards	7,836	6,611
Non-employee restricted stock awards	-	124,000
Non-employee stock warrant awards	52,586	99,782
	$620,798	$1,322,821

Employee and director related stock-based compensation was included in compensation and related expenses, and non-employee related stock-based compensation was included in professional fees and research and development related with licenses acquisition in the consolidated statements of operations and comprehensive loss.

Warrants

A summary of warrant activity for the years ended December 31, 2022 and 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	49,417	$76.85	$696,334	3.4
Issued	406,643	44.92	-	2.3
Expired	(8,151)	200.00	-	-
Exercised	(45,069)	7.98	-	-
Outstanding as of December 31, 2021	402,840	$49.83	$-	2.3
Outstanding as of December 31, 2022	402,840	$49.83	$-	1.4
Warrants exercisable as of December 31, 2022	401,312	$49.73	$-	1.5

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 8-Commitments and contingencies

The Company leases office space for approximately $4,500 a month. Rent expense for the years ended December 31, 2022 and 2021 was approximately $67,000 and $47,000, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 9-Income taxes

The table below presents the components of the provision for taxes:

The Company's provision is primarily driven by the full valuation allowance in 2022 and 2021.

As of December 31,
	2022	2021
Current
U.S. Federal	$-	$-
U.S. State		-
U.S. Foreign	-
Total current provision
Deferred	-	-
U.S. Federal	-	-
U.S. State	-	-
U.S. Foreign	-	-
Total deferred benefit		-
Change in valuation allowance	-
Total provision for income taxes	$-	$-

At December 31, 2022 and 2021, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2022	2021

Net operating loss carryforwards	$10,378,471	$6,752,718
Research and development credits	-	444,866
Capitalized research costs	1,211,477	-
Equity based compensation	670,035	590,050
Licenses acquired	338,239	341,171
Depreciation	-	72
Accruals and other temporary differences	215,152	155,816
Gross deferred tax assets	12,813,374	8,284,693
Depreciation	-	-
Accruals and other temporary differences	-	-
Less valuation allowance	(12,813,374)	(8,284,693)
Net deferred taxes	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	9.5%	8.2%
Impact of non-U.S. earnings	0.0%	0.0%
Permanent items	(0.9)%	(1.8)%
Credits	0.0%	6.7%
Equity compensation	(0.1)%	(2.4)%
Rate changes	0.0%	2.4%
Foreign rate differential	0.0%	0.0%
RTP and other	10.0%	0.0%
Other	0.0%	(0.3)%
Increase/(decrease) in valuation reserve	(39.6)%	(30.0)%
Total	0.0%	3.80%

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2022, the Company has net operating loss carryforwards of approximately $32.9 million and $65.8 million available to reduce future taxable income, if any, for Federal and state income tax purposes, respectively. Approximately $1.5 million of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the years ended after December 31, 2017 of approximately $31.4 million can be carried forward indefinitely; however, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. In addition, the Company had approximately $0.3 million of net operating losses at its subsidiary located in Australia, as of December 31, 2022.

As required by the 2017 Tax Cuts and Jobs Act and effective in 2022, the deferred tax asset as of December 31, 2022 included $1.2 million related to the mandatory capitalization of research and development expenses.

As of December 31, 2022, the Company does not have any research and development credits available to reduce future income taxes for Federal and state income tax purposes. The Federal credits expire if not utilized by 2042.

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

At December 31, 2022 and 2021, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions, as applicable, in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the Federal and state tax authorities from the date of utilization of the net operating loss.

Note 10-Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On December 29, 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which it agreed to sell an aggregate of (i) 140,000 shares of common stock, (ii) December Pre-Funded Warrants to purchase up to 1,860,000 shares of common stock and (iii) December Common Stock Warrants to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant and accompanying warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the Offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued H.C. Wainwright & Co., LLC the December Wainwright Warrants to purchase up to 100,000 shares of the Company’s common stock. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may be exercised on a cashless basis.

On January 11, 2023, the compensation committee of the board of directors increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because it identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management concluded that we lacked sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of our financial information used in financial reporting and review of controls over the financial reporting process, including cutoff related to accruals and prepaids.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Remediation Plans

In order to address the material weakness related to accruals and prepaids, we have implemented a new closing process for each quarter and year end to properly account for and book expenses as required.

Attestation Report of our Registered Public Accounting Firm

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

ITEM 9B. OTHER INFORMATION

Robb Knie Employment Agreement

On March 28, 2023, we entered into an employment agreement (the “2023 Knie Employment Agreement”) with Robb Knie, pursuant to which Mr. Knie continues to serve as our Chief Executive Officer. The term of the 2023 Knie Employment Agreement will continue for a period of three years from the date of execution and automatically renews for successive one year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. Mr. Knie’s base salary is $450,000 per year. Mr. Knie is eligible to receive an annual bonus of up to $350,000 per year at the discretion of the compensation committee of the Company, based upon the achievement of Company and individual performance targets established by the compensation committee. Under the 2023 Knie Employment Agreement, Mr. Knie is also entitled to receive equity-based compensation awards. In addition, the 2023 Knie Employment Agreement contains standard non-competition and non-solicitation provisions. Mr. Knie is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. The 2023 Knie Employment Agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

Pursuant to the 2023 Knie Employment Agreement, in the event Mr. Knie’s employment is terminated without Cause (as defined in the 2023 Knie Employment Agreement), due to a non-renewal by the Company, he voluntarily resigns, or if he resigns for Good Reason (as defined in the 2023 Knie Employment Agreement), Mr. Knie is entitled to (i) a cash payment equal to the sum of (x) 24 months of his base salary at the then current rate (or 36 months if such termination occurs within 12 months of a Change in Control (as defined in the 2023 Knie Employment Agreement)) and (y) annual bonus in effect on his last day of employment; (ii) continuation of health benefits for a period of 24 months (or 36 months if such termination occurs within 12 months of a Change in Control); (iii) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (iv) a lump sum payment equal to the amount of annual bonus that was accrued through the date of termination for the year in which employment ends; and (v) subject to Mr. Knie’s compliance with his restrictive covenants, the outstanding and unvested portion of any equity award will accelerate and immediately vest on the date of Mr. Knie’s termination.

In the event that Mr. Knie’s employment is terminated due to his death or disability, he will be entitled to receive (i) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (ii) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends; and (iii) the treatment of any equity awards in accordance with their respective equity award agreements.

In the event that Mr. Knie’s employment is terminated due to his non-renewal or resignation without Good Reason, he will be entitled to receive a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination.

The foregoing description of the material terms of the 2023 Knie Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 Knie Employment Agreement, a copy of which is filed as Exhibit 10.36 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 17, 2023.

NAME	AGE	POSITION
Robb Knie	54	President, Chief Executive Officer and Director
David Briones	46	Chief Financial Officer
Wayne Linsley	66	Director
David B. Sarnoff	55	Director
Graig Springer	43	Director
Jeff Pavell	56	Director

The business background and certain other information about our directors and executive officers is set forth below.

Robb Knie

Robb Knie has served as President and Chief Executive Officer and as a director of the Company since May 2017 and served as our principal financial and accounting officer from June 2018 until March 2019. Since October 2020, Mr. Knie has served as the Chief Executive Officer, Chief Financial Officer and chairman of the board of directors of FoxWayne Enterprises Acquisition Corp. (“FoxWayne”), a special purpose acquisition corporation. Mr. Knie served as the President of Lifeline Industries Inc. since its inception in 1995. From 2002 to 2010 he was a Semiconductor Analyst for PAW Partners. From 1993 until 1995, Mr. Knie served as Northeast Regional Manager of American Express Financial Advisors. Mr. Knie has served as a board member for Nasdaq-listed companies. He has been featured on Bloomberg, The Wall Street Journal and Forbes Magazine as an Independent Equity Analyst. Mr. Knie has over 20 years of equity markets experience. Mr. Knie has been a member of the American Chemical Society, Institute of Electrical and Electronics Engineers, as well as The National Alliance for Youth Sports. We believe that Mr. Knie is qualified to serve as a director because of his business and leadership experience and experience as a board member of public companies in the healthcare industry.

David Briones

David Briones has served as Chief Financial Officer of the Company since March 2019 and has over 24 years of public accounting and executive level experience. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Since September 2021, Mr. Briones has served as Chief Financial Officer, Treasurer and Secretary and a member of the board of directors of Larkspur Healthcare Acquisition Corp. (Nasdaq: LSPR), a special purpose acquisition corporation. Since October 2010, he has served as the managing member and founder of Brio Financial Group, LLC, a full-service financial consulting firm that brings experienced finance and accounting expertise to both public and private companies. Since 2010, Mr. Briones has served over 75 companies as well as numerous banks, hedge funds, venture capital funds and private equity firms. In addition, from May 2018 until its dissolution in April 2021, Mr. Briones served as Executive Chair of Zovis Pharmaceuticals, and from August 2013 to January 2020, Mr. Briones served as Chief Financial Officer of Petro River Oil Corp. (“PTRC”), an independent energy company focused on the exploration and development of conventional oil and gas assets. Mr. Briones also served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients from January 2018 to July 2020 (until the company’s initial public offering). From October 2017 to May 2018, Mr. Briones served as the Chief Financial Officer of Bitzumi, Inc., a Bitcoin exchange and marketplace. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Since May 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc (OTC Pink: UNQL). Mr. Briones received a bachelors of science degree in accounting from Fairfield University.

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

David B. Sarnoff

David Sarnoff has served as a director of the Company since August 2018. Since May 2015, Mr. Sarnoff has served as the founder and Principal of Sarnoff Group, LLC, and since January 2019, he has served as the Director of Strategic Partnerships and Executive Leadership Coach at Loeb Leadership. In addition, since December 2021, Mr. Sarnoff has served as Adjunct Faculty at iCoach Global (formally known as iCoach New York) with respect to a professional coaching program affiliated with the Zicklin School of Business at Baruch College. From October 2003 until May 2015, Mr. Sarnoff served as the co-founder and Principal of Morandi, Taub & Sarnoff LLC, an executive search firm, and from July 1998 until October 2003 he served as a Legal Recruiter for Schneider Legal Search, Inc. From August 1994 until July 1998, Mr. Sarnoff served as a litigation associate attorney at Wachtel Missry LLP (formerly known as Gold & Wachtel LLP). Since July 2018, Mr. Sarnoff has served as a member of the advisory committee of the New Jersey Association of School Resource Officers. From January 2015 until January 2018, Mr. Sarnoff served as board President of Fort Lee Board of Education and served as a board member from January 2013 through January 2019. In September of 2020, Mr. Sarnoff was appointed to a three year term on the Diversity, Equity & Inclusion Committee of the New York City Bar Association, and in September 2022, he was appointed as Co-Chair of that committee. Mr. Sarnoff received his Juris Doctor from Rutgers University School of Law and his bachelor of arts from Hofstra University. Mr. Sarnoff is admitted to the New York and New Jersey (retired status) state bars. We believe that Mr. Sarnoff is qualified to serve as a director because of his legal experience as well as his extensive experience in executive leadership and business development.

Graig Springer

Graig Springer has served as a director of the Company since February 2020. Since April 2021, Mr. Springer has served as Vice President for Brookfield Oaktree Wealth Solutions LLC (“Brookfield”) in their Legal and Regulatory Department, and from August 2020 to April 2021, he served as a consultant to Brookfield Public Securities Group LLC. From May 2019 to August 2019, Mr. Springer assisted with product development and governance at Invesco U.S., an investment management company, and from December 2013 to May 2019, he served in various capacities at OppenheimerFunds, Inc., an investment management company acquired by Invesco U.S., including distribution compliance and product development. In addition, Mr. Springer served on the Sub-Adviser Oversight Committee at OppenheimerFunds, Inc. Mr. Springer received his bachelor of arts from Columbia University and his Juris Doctor from Fordham University School of Law. Mr. Springer also holds a Series 7 and a Series 24 license. We believe that Mr. Springer is qualified to serve as a director because of his fifteen years of experience within the financial services industry overseeing and advising firms’ compliance with federal rules and regulations.

Jeff Pavell

Jeff Pavell has served as a director of the Company since December 2022. Since January 2017, Dr. Pavell has served as Chief of Rehabilitation Medicine at Englewood Health, and since November 2021, he has been on the teaching staff at New York-Presbyterian. In addition, since December 2020 he has been on the teaching staff at Hackensack Meridian School of Medicine at Seton Hall. Furthermore, since 2010, Dr. Pavell has served as a partner at Patient Care Associates, an outpatient surgical center, and since 2002, he has served as a Partner at the Physical Medicine and Rehabilitation Center, a private medical practice serving patients with spine, sports and occupational injuries. Dr. Pavell is a Board Certified physician specializing in the field of physical medicine and rehabilitation. Dr. Pavell is also certified in pain medicine and specializes in the most advanced non-operative treatments for spine, sports and interventional pain medicines. Dr. Pavell received his bachelor of arts from Johns Hopkins University and his D.O. degree with honors from the New York College of Osteopathic Medicine. Since January 2021, Dr. Pavell has served as a member of the board of directors as well as chairman of the audit committee and a member of the compensation committee of FoxWayne, a special purpose acquisition corporation. Furthermore, since September 2022, Dr. Pavell has served as a director of Silo Pharma, Inc. (Nasdaq: SILO) (“Silo”) as well as a member of the audit committee, compensation committee and chair of the nominating and corporate governance committee of Silo. We believe that Dr. Pavell is qualified to serve as a director due to his extensive experience practicing in the healthcare industry as well as his prior experience serving as a director for other public companies.

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

Our audit committee is responsible for, among other things:

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

On December 7, 2022, David Sarnoff resigned as a member of our compensation committee. Our audit committee currently consists of Wayne Linsley, Graig Springer and Jeff Pavell, with Wayne Linsley serving as chair.

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

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board (formerly known as the Technology Advisory Board). As of March 17, 2023, the members of such board are as follows: (i) Dr. Mario Lacouture, Dr. William Weglicki, Dr. Mark Heaney and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Andrew Herr, Dr. Glenn Cruse, Dr. Vincent Njar, Dr. Carla Yuede, Dr. John Cirrito, Dr. Stefanie Johns and Sergio Traversa as Non-Medical Doctor members.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2022 and 2021 to our principal executive officer and an additional officer (collectively, the “named executive officers”):

●	Robb Knie, Chief Executive Officer and President; and

●	Stefanie Johns, former Chief Scientific Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(3)	Total ($)
Robb Knie	2022	450,000	300,000	-	216,361	-	-	94,009	1,060,370
Chief Executive Officer and President	2021	400,000	200,000	-	388,919	-	-	86,261	1,075,180
Stefanie Johns	2022	382,443	20,000	-	108,181	-	-	185,263	695,886
Former Chief Scientific Officer	2021	253,333	10,000	-	216,066	-	-	46,894	526,293

(1)	Represents payments of discretionary bonuses for performance during the applicable years as determined by the board, and as further described below Bonus Arrangements.

(2)	Represents the aggregate grant date fair value of options granted for the fiscal year ended December 31, 2022 and December 31, 2021 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robb Knie and Stefanie Johns. See Note 7, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 and December 31, 2021 included in this Annual Report on Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.

(3)	All other compensation represents the employer matching contributions to each Robb Knie’s and Stefanie Johns’ 401(k) accounts and the amounts received for their executive health or supplemental health insurance premiums. Mr. Knie received (i) an employer 401(k) contribution in the amount $18,000 and $15,917 for fiscal years 2022 and 2021, respectively, and (ii) payments for executive health or supplemental medical insurance premiums in the amounts of $76,009 and $70,344 for fiscal years 2022 and 2021, respectively. Ms. Johns received (A) an employer 401(k) contribution in the amount $18,300 and $6,475 for fiscal years 2022 and 2021, respectively, and (B) payments for executive health or supplemental medical insurance premiums in the amounts of $34,463 and $40,419 for fiscal years 2022 and 2021, respectively. For 2022, all other compensation for Ms. Johns includes the following in connection with payments received under the Stefanie Johns Separation Agreement and General Release, dated December 9, 2022, pursuant to which Ms. Johns was entitled to the following payments for the fiscal year ended on December 31, 2022:

Name	Separation Payment	Total of All Other Compensation
Stefanie Jones	$132,500	$132,500

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

On March 28, 2023, the Company entered into the 2023 Knie Employment Agreement which is fully described in “Item 9B. Other Information.” The 2023 Knie Employment Agreement generally provides for the same material terms described above, except the material changes are as follows: (i) in the event Mr. Knie’s employment is terminated without Cause, due to a non-renewal by the Company, he voluntarily resigns, or if he resigns for Good Reason, Mr. Knie is entitled to (A) a cash payment equal to the sum of (x) 24 months of his base salary at the then current rate (or 36 months if such termination occurs within 12 months of a Change in Control) and (y) annual bonus in effect on his last day of employment; (B) continuation of health benefits for a period of 24 months (or 36 months if such termination occurs within 12 months of a Change in Control); (C) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (D) a lump sum payment equal to the amount of annual bonus that was accrued through the date of termination for the year in which employment ends; and (E) subject to Mr. Knie’s compliance with his restrictive covenants, the outstanding and unvested portion of any equity award will accelerate and immediately vest on the date of Mr. Knie’s termination; (ii) in the event that Mr. Knie’s employment is terminated due to his death or disability, he will be entitled to receive (A) a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination; (B) a lump sum payment equal to the amount of annual bonus that was accrued for the year in which employment ends; and (C) the treatment of any equity awards in accordance with their respective equity award agreements; and (iii) in the event that Mr. Knie’s employment is terminated due to his non-renewal or resignation without Good Reason he will be entitled to receive a lump sum payment equal to the amount of any annual bonus earned with respect to a prior fiscal year, but unpaid as of the date of termination. See “Item 9B. Other Information” for additional details.

Stephanie Johns Employment Agreement

On August 28, 2020, the Company entered into an employment agreement with Dr. Johns, as amended on January 29, 2021, June 25, 2021 and November 10, 2022 (as amended, the “Johns Employment Agreement”), pursuant to which Dr. Johns served as Chief Scientific Officer of the Company effective as of September 8, 2020 (the “Effective Date”). Pursuant to the third amendment to the Johns Employment Agreement dated November 10, 2022 (the “Third Amendment”), the term of the Johns Employment Agreement was to continue for a period of no more than six months from the date of the Third Amendment; provided, however, the Company or Dr. Johns had the right to terminate Dr. Johns’ employment prior to the expiration of such six month period for any reason upon 10 days prior notice. Pursuant to the terms of the Johns Employment Agreement, Dr. Johns was to receive an annual base salary of $265,000 (effective as of July 1, 2021) and was eligible to participate in Benefit Plans (as defined in the Johns Employment Agreement) from time to time, in effect for senior employees; however, pursuant to the Third Amendment, Dr. Johns would no longer be eligible to receive any annual bonus or equity awards. Furthermore, pursuant to the Third Amendment, upon separation of Dr. Johns’ employment from the Company for any reason, the Company would be required to provide Dr. Johns with all accrued but unpaid compensation earned through her final day of employment, all accrued but unused vacation and reimbursement of all documented, unreimbursed expenses incurred prior to her separation. Moreover, upon Dr. Johns’ execution of a release of claims after her final day of employment, as set forth in the Third Amendment, the Company was required to provide Dr. Johns with certain benefits as set forth therein.

On December 9, 2022 (the “Johns Separation Date”), the employment of Stefanie Johns as Chief Scientific Officer of the Company ceased. On the Johns Separation Date, the Company entered into a Separation Agreement and General Release (the “Johns Separation Agreement”) with Dr. Johns pursuant to which Dr. Johns shall (i) receive six months of base salary, subject to applicable withholdings and deductions and (ii) be entitled to continue any benefits (the “Benefits”) under Company sponsored health and medical plans for a period of six months from the Johns Separation Date; provided, however, in the event that Dr. Johns obtains benefits that are equivalent to or greater than the Benefits provided by the Company through an alternative source prior to the end of such six month period, the Company’s obligation to provide the Benefits shall cease. Furthermore, pursuant to the Johns Separation Agreement, Dr. Johns agreed to release and discharge the Released Parties (as defined in the Johns Separation Agreement) from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, damages, actions, causes of action, whether accrued or to be accrued, suits, rights, demands, costs, losses, debts and expenses of any nature whatsoever, whether in law or in equity, whether known or unknown and under any legal theory whatsoever, against the Released Parties through the Johns Separation Date.

Equity Grant Practices

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on May 4, 2018 upon approval of the 2018 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. Pursuant to the 2018 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2022, the outstanding option awards total 104,651, as described in the table “Option Awards” below.

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. Pursuant to the 2022, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive Based on the review of the Company’s performance for calendar year 2022, the board, in its sole discretion, determined to pay the bonuses to the named executive officers listed in the summary compensation table above.

401(k) Plan

The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for its employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The Company will match a participant's contribution 100% up to 6% of their compensation, subject to statutory limits.

Perquisites

Perquisites are not a material component of compensation. In general, named executive officers do not receive reimbursements for meals, airlines, and travel costs, other than those costs allowed for all employees. During 2022, no named executive officers received an allowance from the Company or any of the above or a reimbursement for any expense incurred for non-business purposes.

Outstanding Equity Awards at December 31, 2022

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2022. There were no stock awards or other equity awards outstanding as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	10,000	(1)	-	$131.50	12/24/2029
	3,201	(2)	-	$76.25	7/21/2030
	9,000	(3)	-	$52.75	1/29/2031
	20,000	(4)	-	$14.75	3/16/2032
Stefanie Johns	5,000	(5)(7)	-	$52.75	1/29/2031
	10,000	(6)(7)	-	$14.75	3/16/2032

(1)	Stock options granted to Robb Knie vested in full immediately upon grant.

(2)	Stock options granted to Robb Knie vested in full immediately upon grant.

(3)	Stock options granted to Robb Knie vested in full immediately upon grant.

(4)	Stock options granted to Robb Knie vested in full immediately upon grant.

(5)	Stock options granted to Stefanie Johns vested in full immediately upon grant.

(6)	Stock options granted to Stefanie Johns vested in full immediately upon grant.

(7)	On December 9, 2022, the employment of Stefanie Johns as Chief Scientific Officer of the Company ceased. As a result, on March 9, 2023, the options which were vested but unexercised expired pursuant to the terms of the option agreements.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2022.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats (1)	2,582	-	21,636	-	-	-	24,218
David Sarnoff	42,033	-	17,309	-	-	-	59,342
Graig Springer	48,033	-	17,309	-	-	-	65,342
Wayne Linsley	42,033	-	17,309	-	-	-	59,342
Jeff Pavell (2)	3,397	-	-	-	-	-	3,397

(1)	Vadim Mats resigned from the Company’s board of directors effective as of January 31, 2022.

(2)	Jeff Pavell was appointed as a member of the Company’s board of directors on December 7, 2022.

(3)	Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 7, “Stockholders’ Equity ” in the notes to the Company’s consolidated financial statements for the fiscal year ended 2022 included in this Annual Report on Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation plans.

(4)

On March 16, 2022, Vadim Mats was granted ten-year options to purchase up to 2,000 shares of the Company’s common stock at an exercise price of $14.75, which options vested in full upon grant.

On March 16, 2022, David Sarnoff was granted ten-year options to purchase up to 1,600 shares of the Company’s common stock at an exercise price of $14.75, which options vested in full upon grant.

On March 16, 2022, Graig Springer was granted ten-year options to purchase up to 1,600 shares of the Company’s at an exercise price of $14.75, which options vested in full upon grant.

On March 16, 2022, Wayne Linsley was granted ten-year options to purchase up to 1,600 shares of the Company’s common stock, at an exercise price of $14.75, which options vested in full upon grant.

Non-Employee Director Compensation Policy

Our directors receive $50,000 cash compensation per year for their service on the board of directors, as well as reimbursement for out-of-pocket expenses with respect to such directors’ attendance at meetings of the board of directors of the Company.

Committee chairs receive an additional one-time $6,000 cash compensation upon appointment for their added services in such roles.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 17, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Robb Knie	75,331	(3)	2.25%
Wayne Linsley	3,654	(4)	*
David Sarnoff	5,920	(5)	*
Graig Springer	24,567	(6)	*
Jeff Pavell	1,691	(7)	*
All Named Executive Officers and Directors as a Group (5 persons)	111,163		3.29%
5% or Greater Shareholders:
Armistice Capital, LLC (8) 510 Madison Avenue, 7th Floor New York, New York 10022	144,518	(9)	9.99%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 1 Rockefeller Plaza, Suite 1039, New York, New York 10020 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 3,302,113 shares of common stock outstanding on March 17, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 17, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes options to purchase up to 42,200 shares of the Company’s common stock.

(4)	Includes options to purchase up to 3,520 shares of the Company’s common stock.

(5)	Includes options to purchase up to 4,920 shares of the Company’s common stock.

(6)	Includes (i) 134 shares of the Company’s common stock held by Graig Springer, (ii) options to purchase up to 3,520 shares of the Company’s common stock held by Graig Springer, (iii) 1,113 shares of the Company’s common stock held by Mr. Springer’s spouse and (iv) options to purchase up to 19,800 shares of the Company’s common stock held by Mr. Springer’s spouse. Mr. Springer’s spouse is an employee of the Company.

(7)	Excludes 3,384 shares of the Company’s common stock that are subject to vesting.

(8)	As set forth in the Schedule 13G filed by Armistice Capital, LLC with the SEC on February 14, 2023 (the “Armistice SC 13G”), Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the securities, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

(9)	Beneficial ownership has been determined pursuant to the Armistice SC 13G.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	120,434	$49.80	132,444
Equity compensation plans not approved by security holders	-	-	-
Total	120,434		132,444

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On December 29, 2022, we entered into a securities purchase agreement with Armistice Capital Master Fund Ltd. (“Armistice”) pursuant to which we agreed to sell an aggregate of (i) 140,000 shares (the “Shares”) of common stock, (ii) pre-funded warrants to purchase up to 1,860,000 shares (the “Pre-Funded Warrant Shares”) of common stock and (iii) warrants to purchase up to 2,500,000 shares (the “Warrant Shares” and together with the Shares and the Pre-Funded Warrant Shares, the “Registrable Securities”) of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each pre-funded warrant and accompanying warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each common stock warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each pre-funded warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In connection with the offering, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Armistice pursuant to which we filed a Registration Statement on Form S-3 covering the Registrable Securities on January 13, 2023, which registration statement was declared effective by the SEC on January 25, 2023.

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

Director Independence

Our board of directors determined that a majority of the board during the year ended December 31, 2022 consisted of members who were “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considered Wayne Linsley, David Sarnoff, Graig Springer and Jeff Pavell to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by WithumSmith+Brown, PC as described below:

	2022	2021
Audit Fees	$149,791	$98,365
Audit Related Fees	-	-
Tax Fees	6,650	3,605
All Other Fees	-	-
Total	$156,441	$101,970

Audit Fees: Audit fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $149,791 and $98,365 of such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by WithumSmith+Brown, PC. There were $6,650 and $3,605 of such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2022 and 2021 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

3.6	Amendment to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 22, 2022)

3.7	Certificate of Change dated October 20, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 24, 2022)

3.8	Certificate of Designation dated November 2, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 3, 2022)

3.9	Certificate of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2022)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2020)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

4.5*	Description of the Registrant’s Securities

10.1+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Robb Knie (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2019)

10.2	Office Service Agreement with Regus dated June 26, 2017 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1/A filed on December 14, 2018)

10.3	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.4+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on February 4, 2022)

10.5*	Renewal Agreement with Regus dated July 22, 2022

10.6	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.7+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.8	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.10	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.11	License Agreement with North Carolina State University dated November 20, 2019 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2020)

10.12	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.13#	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2020)

10.14#	Sublicense Agreement by and between the Company and Isoprene Pharmaceutics, Inc. dated July 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2020)

10.15	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020)

10.16	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020)

10.17	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 13, 2020)

10.18	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 13, 2020)

10.19	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 13, 2020)

10.20	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 13, 2020)

10.21	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2020)

10.22+	Employment Agreement by and between the Company and Stefanie Johns dated August 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2020)

10.23	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 8, 2021)

10.24	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 8, 2021)

10.25	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 8, 2021)

10.26+	First Amendment to the Employment Agreement between Hoth Therapeutics, Inc. and Stefanie Johns (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2021)

10.27	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2021)

10.28	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2021)

10.29	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2021)

10.30	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2021)

10.31+	First Amendment to the Amended and Restated Employment Agreement between the Company and Robb Knie dated June 25, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021)

10.32+	Second Amendment to the Employment Agreement between the Company and Stefanie Johns dated June 25, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2021)

10.33+	Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2022)

10.34+	Third Amendment to Employment Agreement by and between the Company and Stefanie Johns dated November 10, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 10, 2022)

10.35+	Separation Agreement and General Release by and between the Company and Stefanie Johns dated December 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 13, 2022)

10.36*+	Employment Agreement by and between the Company and Robb Knie dated as of March 28, 2023

21.1*	Subsidiaries of the registrant

23.1*	Consent of WithumSmith+Brown, PC

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because it is both not material and is the type of information that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

HOTH THERAPEUTICS, INC.

/s/ Robb Knie
Robb Knie
Chief Executive Officer
(Principal Executive Officer)

/s/ David Briones
David Briones
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robb Knie as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 31, 2023
Robb Knie	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	March 31, 2023
David Briones	(Principal Financial and Accounting Officer)

/s/ Wayne Linsley	Director	March 31, 2023
Wayne Linsley

/s/ David B. Sarnoff	Director	March 31, 2023
David B. Sarnoff

/s/ Graig Springer	Director	March 31, 2023
Graig Springer

/s/ Jeff Pavell	Director	March 31, 2023
Jeff Pavell