Form 10-Q
period 2023-03-31
Hoth Therapeutics, Inc.
filed 2023-05-15
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 001-38803

Hoth Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1553794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Rockefeller Plaza, Suite 1039 New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (646) 756-2997

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 9, 2023 was 3,302,113.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash	$13,044,382	$6,428,611
Marketable equity securities, at fair value	190,517	209,320
Prepaid expenses	193,693	88,450
Total current assets	13,428,592	6,726,381

Investment in joint ventures at fair value	33,000	33,000
Total assets	$13,461,592	$6,759,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$782,831	$694,989
Accrued expenses	530,103	667,742
Accrued license fee - current portion	33,125	25,000
Total current liabilities	1,346,059	1,387,731

Accrued license fee - less current portion	250,000	250,000
Total liabilities	1,596,059	1,637,731

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 3,302,113 and 1,302,113 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	330	130
Additional paid-in capital	59,120,450	50,198,630
Accumulated deficit	(47,282,623)	(45,099,116)
Accumulated other comprehensive income	27,376	22,006
Total stockholders’ equity	11,865,533	5,121,650
Total liabilities and stockholders’ equity	$13,461,592	$6,759,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating costs and expenses
Research and development	$890,845	$948,379
Research and development - licenses acquired (including stock-based compensation)	48,033	41,272
Compensation and related expenses (including stock-based compensation)	295,564	957,769
Professional fees (including stock-based compensation)	616,375	486,701
Rent	15,120	13,896
Other general and administrative expenses	326,880	212,677
Total operating expenses	2,192,817	2,660,694
Loss from operations	(2,192,817)	(2,660,694)

Other income, net
Unrealized gain (loss) on marketable securities	(18,803)	21,949
Dividend income	28,113	25,553
Other income, net	—	41,685
Total other income, net	9,310	89,187

Net loss	$(2,183,507)	$(2,571,507)
Other comprehensive income
Foreign currency translation adjustment	5,370	(3,730)
Total comprehensive loss	$(2,188,877)	$(2,567,777)

Net loss per share - basic and diluted	$(0.88)	$(2.68)
Weighted average number of common shares outstanding, basic and diluted	2,482,824	959,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2022	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	1,860,000	186	1,674	—	—	1,860
Stock-based compensation	—	—	10,630	—	—	10,630
Common stock and warrants issued in private placement, net of offering costs	140,000	14	8,909,516	—	—	8,909,530
Cumulative translation adjustment	—	—	—	—	5,370	5,370
Net loss	—	—	—	(2,183,507)	—	(2,183,507)
Balance as of March 31, 2023	3,302,113	$330	$59,120,450	$(47,282,623)	$27,376	$11,865,533

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2021	959,009	$96	$43,589,471	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	24	—	577,438	—	—	577,438
Cumulative translation adjustment	—	—	—	—	(3,730)	(3,730)
Net loss	—	—	—	(2,571,507)	—	(2,571,507)
Balance as of March 31, 2022	959,033	$96	$44,166,909	$(36,298,670)	$13,856	$7,884,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(2,183,507)	$(2,571,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	8,125	25,000
Stock-based compensation	10,630	577,438
Unrealized loss (gain) on marketable securities	18,803	(21,949)
Changes in operating assets and liabilities:
Prepaid expenses	(96,244)	(92,556)
Accounts payable and accrued expenses	(47,225)	(52,915)
Net cash used in operating activities	(2,289,419)	(2,136,489)

Cash flows from investing activities
Purchase of research and development licenses	—	(25,000)
Net cash used in investing activities	—	(25,000)

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	8,909,530	—
Proceeds from exercise of warrants	1,860	—
Net cash provided by financing activities	8,911,390	—

Effect of exchange rate changes on cash and cash equivalents	(6,201)	4,001

Net change in cash	6,621,971	(2,161,489)
Cash, beginning of period	6,428,611	8,538,270
Cash, end of period	$13,044,382	$6,380,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (see Note 4 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc. and Voltron Therapeutics, Inc.).

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

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold (i) 140,000 shares of common stock, (ii) warrants (the “December Pre-Funded Warrants”) to purchase up to 1,860,000 shares of common stock and (iii) warrants (the “December Common Stock Warrants”) to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued to designees of H.C. Wainwright & Co., LLC warrants (“December Wainwright Warrants”) to purchase up to 100,000 shares of the Company’s common stock. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis.

The Company believes current cash is sufficient to fund operations for at least the next 12 months from the date of issuance of these financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), stockholder’s equity or cash flows as previously reported.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to stock-based compensation and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 31, 2023.

Cash

Cash consists of bank accounts and total $13,044,382 and $6,428,611 as of March 31, 2023 and December 31, 2022, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the two financial institutions the Company utilizes for its banking requirements. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash deposits above the FDIC insured amounts totaled $12,221,474 and $5,542,838 as of March 31, 2023 and December 31, 2022, respectively. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in the Company’s Australian bank accounts as of March 31, 2023 and December 31, 2022, was $322,908 and $385,771 in U.S. dollars, respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investment in joint ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note of 4 these consolidated financial statements.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

	As of March 31,
Potentially dilutive securities	2023	2022
Warrants	3,002,840	402,840
Options	104,651	104,651
Non-vested restricted stock awards	3,384	76
Total	3,110,875	507,567

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
The George Washington University	$41,158	$16,272
North Carolina State University	—	20,000
Virginia Commonwealth University	6,250	—
University of Cincinnati	625	5,000
	$48,033	$41,272

The George Washington University

During three months ended March 31, 2023, the Company recorded an expense of $30,000 related to the initiation of a clinical trial. The Company also recorded an expense of $8,658 for the three months ended March 31, 2023 related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). Further, during the three months ended March 31, 2023 and 2022, the Company recorded expenses of $2,500 and $16,272, respectively, for license fees.

North Carolina State University

During the three months ended March 31, 2023 and 2022, the Company recognized expenses of $0 and $20,000, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Virginia Commonwealth University

During the three months ended March 31, 2023 and 2022, the Company recognized expenses of $6,250 and $0, respectively, for license fees associated with the exclusive license agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated as of May 18, 2020.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three months ended March 31, 2023 and 2022, the Company recognized expenses of $625 and $5,000, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences dated May 14, 2020.

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022:

	Fair value measured at March 31, 2023
	Total at March 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual funds	$190,517	$190,517	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measured at December 31, 2022
	Total at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual funds	$209,320	$209,320	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and 2022:

Investment in joint venture at March 31, 2023
Investment in joint ventures at fair value at December 31, 2022	$33,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at March 31, 2023	$33,000

Investment in joint venture at March 31, 2022
Investment in joint ventures at fair value at December 31, 2021	$410,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at March 31, 2022	$410,000

Investment in joint ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. The fair value of investments in joint ventures are determined based on third party 409A valuations. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the consolidated statements of operations and comprehensive loss.

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

During the fourth quarter of 2022, the Company identified indicators of impairment for the HaloVax investment as a result of adverse changes in HaloVax’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of approximately $0.4 million in the fourth quarter of 2022. The investment in HaloVax was valued at $0 as of March 31, 2023 and December 31, 2022.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. No change in fair value occurred during the nine months ended September 30, 2022. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock and valued its share price at $0.15 per share. This value was ratified by Zylö’s board of directors in December 2022. Therefore, the Company recorded approximately $27,000 in unrealized loss on this investment during the fourth quarter of 2022. The investment in Zylö was valued at $33,000 as of March 31, 2023 and December 31, 2022.

NOTE 5 - Stockholders Equity

Common Shares

On December 12, 2022, shareholders of the Company approved an increase to the number of authorized shares of the Company’s common stock from 3,000,000 shares to 50,000,000 shares, and on December 13, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended, to effectuate such increase.

Securities Purchase Agreements

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold (i) 140,000 shares of common stock, (ii) December Pre-Funded Warrants to purchase up to 1,860,000 shares of common stock and (iii) December Common Stock Warrants to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses, and approximately $8.9 million in net proceeds. The closing of the offering occurred on January 3, 2023.

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the three months ended March 31, 2023 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	3,384	3.16
Granted	—	—
Vested	—	—
Nonvested at March 31, 2023	3,384	3.16

As of March 31, 2023, approximately $8,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 1.2 years at March 31, 2023.

Stock Options

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	104,651	$49.80	$—	8.3
Employee options issued	—	$—	—	—
Outstanding as of March 31, 2023	104,651	$49.80	$—	8.1
Options vested and exercisable as of March 31, 2023	104,651	$49.80	$—	8.1

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of compensation and related expense in the condensed consolidated statements of operations and comprehensive loss. All stock compensation associated with the amortization of nonemployee stock option expense was recorded as a component of professional fees in the condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Employee stock option awards	$—	$560,375
Non-employee restricted stock awards	1,972	791
Non-employee stock warrant awards	8,658	16,272
	$10,630	$577,438

Employee and director related stock-based compensation was included in compensation and related expenses, and non-employee related stock-based compensation was included in professional fees and research and development related with licenses acquisition in the consolidated statements of operations and comprehensive loss.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold (i) 140,000 shares of common stock, (ii) December Pre-Funded Warrants to purchase up to 1,860,000 shares of common stock and (iii) December Common Stock Warrants to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant), in a private placement, for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis.

The measurement of fair value of the December Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $0.001, term of 30 years beginning January 3, 2023 (as these do not have an expiration date), volatility of 135.07%, risk-free rate of 3.88%, and expected dividend rate of 0%). The grant date fair value of the December Pre-Funded Warrants was estimated to be $12.2 million on January 3, 2023 and is reflected within additional paid-in capital as of March 31, 2023 as the Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the December Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $5.00, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%). The grant date fair value of these December Common Stock Warrants was estimated to be $15.0 million on January 3, 2023 and is reflected within additional paid-in capital as of March 31, 2023 as the December Common Stock Warrants were determined to be equity classified.

On various dates in February 2023, the investor exercised all the December Pre-Funded Warrants for 1,860,000 shares of the Company’s common stock for proceeds to the Company of $1,860.

In addition, pursuant to the terms of the offering, the Company issued the designees of the placement agent, H.C. Wainwright & Co., LLC, the December Wainwright Warrants to purchase up to 100,000 shares of the Company’s common stock. The December Wainwright Warrants had a determined fair value of $591,090, as of the date of issuance. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date, at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As these December Wainwright Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such December Wainwright Warrants as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $6.25, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%).

A summary of warrant activity for the three months ended March 31, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	402,840	$49.73	$—	1.4
Issued	4,460,000	2.94	—	—
Expired	—	—	—	—
Exercised	(1,860,000)	0.001	—	—
Outstanding as of March 31, 2023	3,002,840	11.04	—	4.83
Warrants exercisable as of March 31, 2023	3,002,840	$11.04	$—	4.83

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Commitments and Contingencies

Office lease

The Company leases office space for approximately $4,500 a month. Rent expense for the three months ended March 31, 2023 and 2022 was approximately $15,120 and $13,896, respectively. The Company is not a party to a lease that is in excess of 12 months.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 7 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date for which the condensed consolidated financial statements are issued. Based upon the evaluation, except as set forth herein, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On May 11, 2023, the Company provided notice to the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) of its intent to terminate the exclusive license agreement (the “Agreement”) by and between the Company and VCU dated May 18, 2020. The Agreement will terminate 90 days after the date notice is provided, or August 9, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Operating Costs and Expenses

Research and Development Expenses

For the three months ended March 31, 2023, research and development expenses were approximately $0.9 million, of which approximately $48 thousand was related to licenses acquired and approximately $0.9 million was related to other research and development expenses. Specifically, during the quarter ended March 31, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $13,000 related to manufacturing costs; (ii) HT-001, approximately $0.6 million related to manufacturing, preclinical and clinical activities; and (iii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $57,000 payable to members of our scientific advisory board for services.

For the three months ended March 31, 2022, research and development expenses were approximately $1.0 million, of which approximately $41 thousand was related to licenses acquired and approximately $0.9 million was related to other research and development expenses. Specifically, during the quarter ended March 31, 2022, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $0.1 million related to clinical trial costs; (ii) HT-001, approximately $0.3 million related to manufacturing, preclinical and clinical activities; (iii) HT-003, approximately $41,000 related to preclinical studies; (iv) HT-004, approximately $37,000 related to sponsored research; (v) GW breath based diagnostic device, approximately $80,000 related to research and development with respect to the design of device; and (vi) HT-ALZ approximately $0.1 million related to sponsored research. In addition to the foregoing, we also incurred fees of approximately $59,000 payable to members of our scientific advisory board for services.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended March 31, 2023, we incurred General and Administrative Expenses of approximately $1.3 million as compared to approximately $1.7 million during the three months ended March 31, 2022. The approximately $0.4 million decrease was primarily attributed to a decrease in compensation and related expenses including stock based compensation.

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

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of March 31, 2023, we had approximately $13.0 million in cash, marketable securities of approximately $0.2 million, working capital of approximately $12.1 million and an accumulated deficit of approximately $47.3 million. Net cash used in operating activities was $2.3 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. We incurred losses of approximately $2.2 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $15.2 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash used in operations was approximately $2.3 million, which primarily resulted from a net loss of approximately $2.2 million.

For the three months ended March 31, 2022, net cash used in operations was approximately $2.1 million, which primarily resulted from a net loss of approximately $2.6 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.6 million stock-based compensation.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, there was no net cash provided by investing activities.

For the three months ended March 31, 2022, net cash used in investing activities was $25 thousand which was related to the purchase of research and development licenses.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was approximately $8.9 million, which primarily resulted from net proceeds from the issuance of common stock and warrants.

For the three months ended March 31, 2022, there was no net cash provided by financing activities.

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

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting identified during the year ended December 31, 2022, as described below, and which remained in place as of March 31, 2023.

As previously disclosed, as of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective because management identified a material weakness. A material weakness is a significant deficiency or a combination of significant deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, our management concluded that we lacked sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of our financial information used in financial reporting and review of controls over the financial reporting process, including cutoff related to accruals and prepaids.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

To address the material weakness described above, we have expanded our controls related to the preparation and review of our financial information used in financial reporting, the controls over the financial reporting process and the controls over the accuracy and completeness of accruals and prepaid account balances. The full implementation of these enhanced controls remains in process as of March 31, 2023, and we will continue to monitor the effectiveness of these controls and will make any further changes management determines necessary.

In addition, management is continuing to develop the design and implementation of internal controls to require appropriate reviews as well as retain documentation of those reviews. We continuously evaluate the effectiveness of our internal control over financial reporting and may implement additional changes or remediation efforts as we implement the above actions. The weakness will be determined to be remediated when revised controls have been operating for a reasonable period of time and have been tested to determine they are operating effectively. The remediation actions are being monitored by our audit committee of our board of directors.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes to address the remediation of the material weakness as discussed above.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 11, 2023, the Company provided notice to the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) of its intent to terminate the exclusive license agreement (the “Agreement”) by and between the Company and VCU dated May 18, 2020. The Agreement will terminate 90 days after the date notice is provided, or August 9, 2023.

On May 10, 2023, the Company and Algorithm Sciences, Inc. mutually agreed to terminate that certain Non-Binding Confidential Term Sheet dated as of April 24, 2023.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1+	Employment Agreement by and between the Company and Robb Knie dated as of March 28, 2023 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)