Form 10-Q
period 2023-06-30
Hoth Therapeutics, Inc.
filed 2023-08-11
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 9, 2023 was 3,302,113.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$11,544,802	$6,428,611
Marketable equity securities, at fair value	24,567	209,320
Prepaid expenses	314,881	88,450
Total current assets	11,884,250	6,726,381

Investment in joint ventures at fair value	33,000	33,000
Total assets	$11,917,250	$6,759,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$520,658	$694,989
Accrued expenses	1,161,680	667,742
Accrued license fee - current portion	33,750	25,000
Total current liabilities	1,716,088	1,387,731

Accrued license fee - less current portion	250,000	250,000
Total liabilities	1,966,088	1,637,731

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 3,302,113 and 1,302,113 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	330	130
Additional paid-in capital	59,130,198	50,198,630
Accumulated deficit	(49,155,654)	(45,099,116)
Accumulated other comprehensive income (loss)	(23,712)	22,006
Total stockholders' equity	9,951,162	5,121,650
Total liabilities and stockholders' equity	$11,917,250	$6,759,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs and expenses
Research and development	$640,959	$971,182	$1,531,804	$1,919,561
Research and development - licenses acquired (including stock-based compensation)	11,243	36,453	59,276	77,725
Compensation and related expenses (including stock-based compensation)	518,476	515,090	814,040	1,472,859
Professional fees (including stock-based compensation)	483,883	523,595	1,100,258	1,010,296
Rent	7,897	15,591	23,017	29,487
Other general and administrative expenses	46,171	237,636	373,051	450,313
Total operating expenses	1,708,629	2,299,547	3,901,446	4,960,241
Loss from operations	(1,708,629)	(2,299,547)	(3,901,446)	(4,960,241)

Other expense, net
Unrealized loss on marketable securities	(165,950)	(216,127)	(184,753)	(194,179)
Realized loss on marketable securities	—	(158,636)	—	(158,635)
Change in fair value of investments in joint ventures	—	(22,600)	—	(22,600)
Dividend income	1,548	19,579	29,661	45,132
Other income, net	—	(262)	—	41,423
Total other expense, net	(164,402)	(378,046)	(155,092)	(288,859)

Net loss	$(1,873,031)	$(2,677,593)	(4,056,538)	(5,249,100)
Other comprehensive income
Foreign currency translation adjustment	(51,088)	14,230	(45,718)	10,500
Total comprehensive loss	$(1,924,119)	$(2,663,363)	$(4,102,256)	$(5,238,600)

Net loss per share - basic and diluted	$(0.57)	$(2.16)	$(1.40)	$(4.77)
Weighted average number of common shares outstanding, basic and diluted	3,302,113	1,241,398	2,894,732	1,100,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2023	3,302,113	$330	$59,120,450	$(47,282,623)	$27,376	$11,865,533
Stock-based compensation	—	—	9,748	—	—	9,748
Cumulative translation adjustment	—	—	—	—	(51,088)	(51,088)
Net loss	—	—	—	(1,873,031)	—	(1,873,031)
Balance as of June 30, 2023	3,302,113	$330	$59,130,198	$(49,155,654)	$(23,712)	$9,951,162

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2022	959,033	$2,398	$44,166,909	$(36,298,670)	$13,856	$7,884,493
Stock-based compensation	24	—	15,538	—	—	15,538
Issuance of common stock (net of offering costs of $1,014,896)	329,412	823	5,984,280	—	—	5,985,103
Cumulative translation adjustment	—	—	—	—	14,230	14,230
Net loss	—	—	—	(2,677,593)	—	(2,677,593)
Balance as of June 30, 2022	1,288,469	$3,221	$50,166,727	$(38,976,263)	$28,086	$11,221,771

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	1,860,000	186	1,674	—	—	1,860
Stock-based compensation	—	—	20,378	—	—	20,378
Common stock and warrants issued in private placement, net of offering costs	140,000	14	8,909,516	—	—	8,909,530
Cumulative translation adjustment	—	—	—	—	(45,718)	(45,718)
Net loss	—	—	—	(4,056,538)	—	(4,056,538)
Balance as of June 30, 2023	3,302,113	$330	$59,130,198	$(49,155,654)	$(23,712)	$9,951,162

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2021	959,009	$2,398	$43,589,471	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	48	—	592,976	—	—	592,976
Issuance of common stock (net of offering costs of $1,014,896)	329,412	823	5,984,280	—	—	5,985,103
Cumulative translation adjustment	—	—	—	—	10,500	10,500
Net loss	—	—	—	(5,249,100)	—	(5,249,100)
Balance as of June 30, 2022	1,288,469	$3,221	$50,166,727	$(38,976,263)	$28,086	$11,221,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,056,538)	$(5,249,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	8,750	61,453
Change in fair value of investments in joint ventures	—	22,600
Stock-based compensation	20,378	592,976
Realized loss on marketable securities	—	194,179
Unrealized loss on marketable securities	184,753	158,635
Changes in operating assets and liabilities:
Prepaid expenses	(227,391)	(101,090)
Accounts payable and accrued expenses	330,933	(38,762)
Net cash used in operating activities	(3,739,115)	(4,359,109)

Cash flows from investing activities
Purchase of research and development licenses	—	(76,453)
Sale of marketable securities	—	1,235,696
Net cash provided by investing activities	—	1,159,243

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	8,909,530	—
Proceeds from issuance common stock, net of offering costs	—	5,985,103
Proceeds from exercise of warrants	1,860	—
Net cash provided by financing activities	8,911,390	5,985,103

Effect of exchange rate changes on cash and cash equivalents	(56,084)	(5,972)

Net change in cash	5,172,275	2,785,237
Cash, beginning of period	6,428,611	8,538,270

Cash, end of period	$11,544,802	$11,317,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiary, Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (see Note 4 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc.).

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), stockholder’s equity or cash flows as previously reported. The reclassification included separating dividend income from gain on marketable securities within the condensed consolidated statements of operations and comprehensive loss.

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

Cash

Cash consists of bank accounts and total $11,544,802 and $6,428,611 as of June 30, 2023 and December 31, 2022, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the two financial institutions the Company utilizes for its banking requirements. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s cash deposits above the FDIC insured amounts totaled $10,726,329 and $5,542,838 as of June 30, 2023 and December 31, 2022, respectively. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in the Company’s Australian bank accounts as of June 30, 2023 and December 31, 2022 was $318,473 and $385,771 in U.S. dollars, respectively.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk and off-balance sheet risk

The Company has significant cash balances at financial institutions which, throughout the period, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Accounts Payable

As of June 30, 2023, our subsidiary Hoth Therapeutics Australia Pty Ltd, recorded approximately a $260,000 gain due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. The following were excluded from the computation of diluted shares outstanding due to the losses for each period presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three months ended, June 30,		Six months ended, June 30,
Potentially dilutive securities	2023	2022	2023	2022
Warrants	3,002,840	402,840	3,002,840	402,840
Options	104,651	104,651	104,651	104,651
Non-vested restricted stock awards	3,384	76	3,384	76
Total	3,110,875	507,567	3,110,875	507,567

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
The George Washington University	$10,618	$23,953	$51,776	$40,225
North Carolina State University	—	—	—	20,000
Virginia Commonwealth University	—	10,000	6,250	10,000
University of Cincinnati	625	2,500	1,250	7,500
	$11,243	$36,453	$59,276	$77,725

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The George Washington University

During the three and six months ended June 30, 2023, the Company recorded an expense of $30,000 related to the initiation of a clinical trial. In addition, during the three and six months ended June 30, 2023, the Company recorded expenses of $10,618 and $51,776, respectively, for license fees. The Company also recorded an expense of $16,412 for the three months ended June 30, 2023 related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 and the patent license agreement with GW dated August 7, 2020.

North Carolina State University

During the three and six months ended June 30, 2023, the Company did not recognize any expenses for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Virginia Commonwealth University

On May 11, 2023, the Company provided notice to the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) of its intent to terminate the exclusive license agreement (the “VCU Agreement”) by and between the Company and VCU dated May 18, 2020. The VCU Agreement terminated on August 9, 2023.

During the three and six months ended June 30, 2023, the Company recognized expenses of $0 and $6,250, respectively, for license fees associated with the VCU License Agreement.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three and six months ended June 30, 2023, the Company recognized expenses of $625 and $1,250, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022:

	Fair value measured at June 30, 2023
	Total at June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual funds	$24,567	$24,567	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

	Fair value measured at December 31, 2022
	Total at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual funds	$209,320	$209,320	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and 2022:

Investment in joint venture for the three months ended June 30, 2023
Investment in joint ventures at fair value at March 31, 2023	$33,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at June 30, 2023	$33,000

Investment in joint venture for the six months ended June 30, 2023
Investment in joint ventures at fair value at December 31, 2022	$33,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at June 30, 2023	$33,000

Investment in joint venture for the three months ended June 30, 2022
Investment in joint ventures at fair value at March 31, 2022	$410,000
Change in fair value of investments in joint ventures	(22,600)
Investment in joint ventures at fair value at June 30, 2022	$387,400

Investment in joint venture for the six months ended June 30, 2022
Investment in joint ventures at fair value at December 31, 2021	$410,000
Change in fair value of investments in joint ventures	(22,600)
Investment in joint ventures at fair value at June 30, 2022	$387,400

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

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). The Company recorded approximately $27,000 in unrealized loss on this investment during the fourth quarter of 2022. The investment in Zylö was valued at $33,000 as of June 30, 2023 and December 31, 2022.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Stockholders Equity

Securities Purchase Agreement

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

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the six months ended June 30, 2023 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	3,384	$3.16
Nonvested at June 30, 2023	3,384	$3.16

As of June 30, 2023, approximately $6,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 1.0 year at June 30, 2023.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of option activity under the Company’s stock option plan for the six months ended June 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	104,651	$49.80	$—	8.3
Outstanding as of June 30, 2023	104,651	$49.80	$—	7.8
Options vested and exercisable as of June 30, 2023	104,651	$49.80	$—	7.8

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

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock option awards	$—	$—	—	560,376
Non-employee restricted stock awards	1,994	585	3,966	1,375
Non-employee stock warrant awards	7,754	14,953	16,412	31,225
	$9,748	$15,538	$20,378	$592,976

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, pursuant to the terms of the offering, the Company issued the designees of the placement agent, H.C. Wainwright & Co., LLC, the December Wainwright Warrants to purchase up to 100,000 shares of the Company’s common stock. The December Wainwright Warrants had a determined fair value of $591,090 as of the date of issuance. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As these December Wainwright Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such December Wainwright Warrants as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $6.25, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%).

A summary of warrant activity for the six months ended June 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	402,840	$49.73	$—	1.4
Issued	4,460,000	2.94	—	—
Exercised	(1,860,000)	0.001	—	—
Outstanding as of June 30, 2023	3,002,840	11.04	—	4.58
Warrants exercisable as of June 30, 2023	3,002,840	$11.04	$—	4.58

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Commitments and Contingencies

Office lease

The Company leases office space for approximately $2,500 per month. Rent expense for the three months ended June 30, 2023 and 2022 was approximately $7,897 and $15,591, respectively. Rent expense for the six months ended June 30, 2023 and 2022 was approximately $23,017 and $29,487, respectively. The Company is not a party to a lease that is in excess of 12 months.

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

On July 17, 2023, the Company issued 90,000 Common stock options under the 2022 Equity Incentive Plan.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Operating Costs and Expenses

Research and Development Expenses

For the three months ended June 30, 2023, research and development expenses were approximately $0.7 million, of which approximately $11,000 was related to licenses acquired and approximately $0.6 million was related to other research and development expenses. Specifically, during the quarter ended June 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $13,000 related to manufacturing costs; (ii) HT-001, approximately $0.6 million related to manufacturing, preclinical and clinical activities; and (iii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $57,000 payable to members of our scientific advisory board for services.

For the three months ended June 30, 2022, research and development expenses were approximately $1.0 million, of which approximately $36,000 was related to licenses acquired and approximately $1.0 million was related to other research and development expenses. Specifically, during the quarter ended June 30, 2022, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $0.7 million related to manufacturing, preclinical and clinical activities; (ii) HT-004, approximately $49,000 related to sponsored research; (iii) HT-006, approximately $51,000 related to research and development; and (iv) HT-TBI approximately $49,000 related to manufacturing. In addition to the foregoing, we also incurred fees of approximately $60,000 payable to members of our scientific advisory board for services.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended June 30, 2023, we incurred General and Administrative Expenses of approximately $1.1 million as compared to approximately $1.3 million during the three months ended June 30, 2022. The approximately $0.2 million decrease was primarily attributed to a decrease in compensation and related expenses including stock based compensation, and other general and administrative expenses.

We anticipate that our General and Administrative Expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our research and development activities;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with regulatory requirements that we are subject to.

Comparison of the Six Months Ended June 30, 2023 and 2022

Operating Costs and Expenses

Research and Development Expenses

For the six months ended June 30, 2023, research and development expenses were approximately $1.6 million, of which approximately $0.1 million was related to licenses acquired and approximately $1.5 million was related to other research and development expenses. Specifically, during the six months ended June 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $40,000 related to manufacturing costs; (ii) HT-001, approximately $1.0 million related to manufacturing, preclinical and clinical activities; and (iii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $0.1 million payable to members of our scientific advisory board for services. Additionally, our subsidiary Hoth Therapeutics Australia Pty Ltd, recorded approximately a $260,000 gain due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor.

For the six months ended June 30, 2022, research and development expenses were approximately $2.0 million, of which approximately $78,000 was related to licenses acquired and approximately $1.9 million was related to other research and development expenses. Specifically, during the six months ended June 30, 2022, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $71,000 related to manufacturing; (ii) HT-001, approximately $1 million related to manufacturing, preclinical and clinical activities; (iii) HT-003, approximately $41,000 related to preclinical studies; (iv) HT-004, approximately $87,000 related to sponsored research; (v) GW breath based diagnostic device, approximately $76,000 related to research and development with respect to the design of device; (vi) HT-ALZ approximately $0.1 million related to sponsored research; and (vii) HT-TBI approximately $49,000 related to manufacturing. In addition to the foregoing, we also incurred fees of approximately $0.1 million payable to members of our scientific advisory board for services.

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the six months ended June 30, 2023, we incurred General and Administrative Expenses of approximately $2.3 million as compared to approximately $3.0 million during the six months ended June 30, 2022. The approximately $0.7 million decrease was primarily attributed to a decrease in compensation and related expenses, including stock-based compensation, and other general administrative expenses. Specifically, the fair value of options granted to our officers and directors during the six months ended June 30, 2023 decreased by approximately $0.5 million as compared June 30, 2022. We anticipate that our General and Administrative Expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our research and development activities;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with regulatory requirements that we are subject to.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of June 30, 2023, we had approximately $11.5 million in cash, marketable securities of approximately $24.6 thousand, working capital of approximately $10.2 million and an accumulated deficit of approximately $49.2 million. Net cash used in operating activities was $3.7 million and $4.4 million for the six months ended June 30, 2023 and 20222, respectively. We incurred losses of approximately $4.1 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $14.2 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash used in operations was approximately $3.7 million, which primarily resulted from a net loss of approximately $4.1 million.

For the six months ended June 30, 2022, net cash used in operations was approximately $4.4 million, which primarily resulted from a net loss of approximately $5.2 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.6 million stock-based compensation.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, there was no net cash provided by investing activities.

For the six months ended June 30, 2022, net cash provided by investing activities was approximately $1.2 million which was primarily related to the sale of marketable securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was approximately $8.9 million, which primarily resulted from net proceeds from the issuance of common stock and warrants.

For the six months ended June 30, 2022, net cash provided by financing activities was approximately $6.0 million which resulted from net proceeds from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described below.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

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

Specifically, our management concluded that we lack sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of our financial information used in financial reporting and review of controls over the financial reporting process, including cutoff related to accruals and prepaids.

To address the material weakness described above, we are expanding our controls related to the preparation and review of our financial information used in financial reporting, the controls over the financial reporting process and the controls over the accuracy and completeness of accruals and prepaid account balances. The full implementation of these enhanced controls remains in process as of June 30, 2023, and we will continue to monitor the effectiveness of these controls and will make any further changes management determines necessary.

In addition, management is continuing to develop the design and implementation of internal controls to require appropriate reviews as well as proper documentation of those controls. We continuously evaluate the effectiveness of our internal control over financial reporting and may implement additional changes or remediation efforts as we implement the above actions. The weakness will be determined to be remediated when revised controls have been operating for a reasonable period of time and have been tested to determine they are operating effectively. The remediation actions are being monitored by our audit committee of our board of directors.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes to address the remediation of the material weakness as discussed above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 11, 2023	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)