Form 10-Q
period 2023-09-30
Hoth Therapeutics, Inc.
filed 2023-11-13
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 10, 2023 was 4,346,438.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approvals of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of our products;

●	the ultimate impact of any health epidemics on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, the conflict between Israel and Gaza, and the effects and duration of outbreaks of public health emergencies, such as COVID-19; and

●	our cash needs and financing plans.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$11,828,242	$6,428,611
Marketable equity securities, at fair value	24,567	209,320
Prepaid expenses	200,328	88,450
Total current assets	12,053,137	6,726,381

Investment in joint ventures at fair value	33,000	33,000
Total assets	$12,086,137	$6,759,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707,185	$694,989
Accrued expenses	871,684	667,742
Accrued license fee - current portion	—	25,000
Total current liabilities	1,578,869	1,387,731

Accrued license fee - less current portion	—	250,000
Total liabilities	1,578,869	1,637,731

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 4,346,438 and 1,302,113 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	435	130
Additional paid-in capital	61,726,321	50,198,630
Accumulated deficit	(51,242,237)	(45,099,116)
Accumulated other comprehensive income	22,749	22,006
Total stockholders’ equity	10,507,268	5,121,650
Total liabilities and stockholders’ equity	$12,086,137	$6,759,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs and expenses
Research and development	$1,246,061	$1,451,280	$2,777,865	$3,370,841
Research and development - licenses acquired (including stock-based compensation)	(271,687)	16,953	(212,411)	94,678
Compensation and related expenses (including stock-based compensation)	566,139	348,754	1,380,179	1,821,613
Professional fees (including stock-based compensation)	478,614	498,034	1,578,872	1,508,330
Rent	6,752	17,625	29,769	47,112
Other general and administrative expenses	67,101	351,767	440,152	802,080
Total operating expenses	2,092,980	2,684,413	5,994,426	7,644,654
Loss from operations	(2,092,980)	(2,684,413)	(5,994,426)	(7,644,654)

Other income (expense), net
Unrealized loss on marketable securities	—	—	(184,753)	(194,179)
Realized gain (loss) on marketable securities	—	26,572	—	(132,063)
Change in fair value of investments in joint ventures	—	—	—	(22,600)
Dividend income	5,611	14,202	35,272	59,334
Other income (expense)	786	(592)	786	40,831
Total other income (expense), net	6,397	40,182	(148,695)	(248,677)

Net loss	$(2,086,583)	$(2,644,231)	(6,143,121)	(7,893,331)
Other comprehensive income
Foreign currency translation adjustment	46,461	21,485	743	31,985
Total comprehensive loss	$(2,040,122)	$(2,622,746)	$(6,142,378)	$(7,861,346)

Net loss per share - basic and diluted	$(0.60)	$(2.05)	$(1.99)	$(6.78)
Weighted average number of common shares outstanding, basic and diluted	3,483,735	1,288,481	3,093,224	1,164,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2023	3,302,113	$330	$59,130,198	$(49,155,654)	$(23,712)	$9,951,162
Exercise of warrants	495,050	50	445	—	—	495
Stock-based compensation	—	—	190,265	—	—	190,265
Common stock and warrants issued in private placement, net of offering costs	549,275	55	2,405,413	—	—	2,405,468
Cumulative translation adjustment	—	—	—	—	46,461	46,461
Net loss	—	—	—	(2,086,583)	—	(2,086,583)
Balance as of September 30, 2023	4,346,438	$435	$61,726,321	$(51,242,237)	$22,749	$10,507,268

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2022	1,288,469	$129	$50,169,819	$(38,976,263)	$28,086	$11,221,771
Stock-based compensation	24	—	12,354	—	—	12,354
Cumulative translation adjustment	—	—	—	—	21,485	21,485
Net loss	—	—	—	(2,644,231)	—	(2,644,231)
Balance as of September 30, 2022	1,288,493	$129	$50,182,173	$(41,620,494)	$49,571	$8,611,379

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	2,355,050	236	2,119	—	—	2,355
Stock-based compensation	—	—	210,643	—	—	210,643
Common stock and warrants issued in private placement, net of offering costs	689,275	69	11,314,929	—	—	11,314,998
Cumulative translation adjustment	—	—	—	—	743	743
Net loss	—	—	—	(6,143,121)	—	(6,143,121)
Balance as of September 30, 2023	4,346,438	$435	$61,726,321	$(51,242,237)	$22,749	$10,507,268

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2021	959,009	$96	$43,591,773	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	72	—	605,330	—	—	605,330
Issuance of common stock (net of offering costs of $1,014,896)	329,412	33	5,985,070	—	—	5,985,103
Cumulative translation adjustment	—	—	—	—	31,985	31,985
Net loss	—	—	—	(7,893,331)	—	(7,893,331)
Balance as of September 30, 2022	1,288,493	$129	$50,182,173	$(41,620,494)	$49,571	$8,611,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(6,143,121)	$(7,893,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	(25,000)	51,500
Change in fair value of investments in joint ventures	—	22,600
Stock-based compensation	210,643	605,330
Realized loss on marketable securities	—	194,179
Unrealized loss on marketable securities	184,753	132,063
Changes in operating assets and liabilities:
Prepaid expenses	(141,085)	(105,428)
Accounts payable and accrued expenses	538,115	245,296
Net cash used in operating activities	(5,375,695)	(6,747,791)

Cash flows from investing activities
Purchase of research and development licenses	—	(66,500)
Sale of marketable securities	—	1,235,694
Net cash provided by investing activities	—	1,169,194

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	11,314,998	—
Proceeds from issuance common stock, net of offering costs	—	5,985,103
Proceeds from exercise of warrants	2,355	—
Net cash provided by financing activities	11,317,353	5,985,103

Effect of exchange rate changes on cash and cash equivalents	(542,027)	(9,695)

Net change in cash	5,941,658	406,506
Cash, beginning of period	6,428,611	8,538,270

Cash, end of period	$11,828,242	$8,935,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, Hoth Therapeutics Australia Pty Ltd and merveille.ai, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, the Company is developing a diagnostic device via a mobile device. The Company also has interests in certain other assets being developed by third parties (see Note 4 for a discussion of the Company’s agreement with Zylö Therapeutics, Inc.).

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

On September 13, 2023, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it sold (i) 549,275 shares of common stock and (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to 550,725 shares of common stock at a purchase price of $2.63 per share of common stock and a purchase price of $2.629 per September Pre-Funded Warrant. Concurrently with the sale of common stock and/or the September Pre-Funded Warrants, pursuant to the securities purchase agreement, in a private placement, the Company issued and sold warrants (the “September Common Stock Warrants”) to purchase up to 1,100,000 shares of common stock. Proceeds from the offering were approximately $2.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The closing of the offering occurred on September 15, 2023. Each September Common Stock Warrant is exercisable for a period of five years from the issuance date at an exercise price of $2.505 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each September Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In addition, pursuant to the terms of the offering, the Company issued to designees of H.C. Wainwright & Co., LLC warrants (“September Wainwright Warrants”) to purchase up to 55,000 shares of the Company’s common stock. The September Wainwright Warrants are exercisable for a period of five years from the commencement of sales pursuant to the offering at an exercise price of $3.2875 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income (loss), stockholder’s equity or cash flows as previously reported. The reclassifications relate to separating dividend income from gain on marketable securities within the condensed consolidated statements of operations and comprehensive loss.

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

Cash

Cash consists of bank accounts and total $11,828,242 and $6,428,611 as of September 30, 2023 and December 31, 2022, respectively.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the two financial institutions the Company utilizes for its banking requirements. Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company has significant cash balances at financial institutions which, throughout the period, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. The Company’s cash deposits above the FDIC insured amounts totaled $11,173,702 and $5,542,838 as of September 30, 2023 and December 31, 2022, respectively. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in the Company’s Australian bank accounts as of September 30, 2023 and December 31, 2022 was $154,540 and $385,771 in U.S. dollars, respectively.

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

Investment in joint ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note 4 of these consolidated financial statements.

Accounts Payable

For the nine months ended September 30, 2023, our subsidiary Hoth Therapeutics Australia Pty Ltd, recorded approximately a $260,000 gain due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor. The gain is recognized in the condensed consolidated statements of operations and comprehensive loss following a manner consistent with how the expense was originally recorded.

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Potentially dilutive securities	2023	2022	2023	2022
Warrants	4,213,515	402,840	4,213,515	402,840
Options	169,360	104,651	169,360	104,651
Non-vested restricted stock awards	3,384	36	3,384	36
Total	4,386,259	507,527	4,386,259	507,527

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
The George Washington University	$8,938	$16,953	$60,714	$57,178
North Carolina State University	—	—	—	20,000
Virginia Commonwealth University	(281,250)	—	(275,000)	10,000
University of Cincinnati	625	—	1,875	7,500
	$(271,687)	$16,953	$(212,411)	$94,678

The George Washington University

During the nine months ended September 30, 2023, the Company recorded an expense of $30,000 related to the initiation of a clinical trial. In addition, during the three and nine months ended September 30, 2023, the Company recorded expenses of $8,938 and $60,714, respectively, for license fees. The Company also recorded an expense of $5,729 and $22,141 for the three and nine months ended September 30, 2023, respectively, related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 and the patent license agreement with GW dated August 7, 2020.

North Carolina State University

During the three and nine months ended September 30, 2023, the Company did not recognize any expenses for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Virginia Commonwealth University

On May 11, 2023, the Company provided notice to the Virginia Commonwealth University Intellectual Property Foundation (“VCU”) of its intent to terminate the exclusive license agreement (the “VCU Agreement”) by and between the Company and VCU dated May 18, 2020. The VCU Agreement terminated on August 9, 2023.

During the three and nine months ended September 30, 2023, the Company recognized gains of $281,250 and $275,000, respectively, for license fees associated with the VCU License Agreement.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three and nine months ended September 30, 2023, the Company recognized expenses of $625 and $1,875, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022:

	Fair value measured at September 30, 2023
	Total at September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual funds	$24,567	$24,567	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

	Fair value measured at December 31, 2022
	Total at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual funds	$209,320	$209,320	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and 2022:

Investment in joint venture for the three months ended September 30, 2023
Investment in joint ventures at fair value at June 30, 2023	$33,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at September 30, 2023	$33,000

Investment in joint venture for the nine months ended September 30, 2023
Investment in joint ventures at fair value at December 31, 2022	$33,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at September 30, 2023	$33,000

Investment in joint venture for the three months ended September 30, 2022
Investment in joint ventures at fair value at June 30, 2022	$387,400
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at September 30, 2022	$387,400

Investment in joint venture for the nine months ended September 30, 2022
Investment in joint ventures at fair value at December 31, 2021	$410,000
Change in fair value of investments in joint ventures	(22,600)
Investment in joint ventures at fair value at September 30, 2022	$387,400

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock and valued its share price at $0.15 per share. This value was ratified by Zylö’s board of directors in December 2022. Therefore, the Company recorded approximately $27,000 in unrealized loss on this investment during the fourth quarter of 2022. The investment in Zylö was valued at $33,000 as of September 30, 2023 and December 31, 2022.

NOTE 5 – Stockholders Equity

Securities Purchase Agreement

On September 13, 2023, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it sold (i) 549,275 shares of common stock and (ii) September Pre-Funded Warrants to purchase up to 550,725 shares of common stock at a purchase price of $2.63 per share of common stock and a purchase price of $2.629 per September Pre-Funded Warrant. Concurrently with the sale of common stock and/or the September Pre-Funded Warrants, pursuant to the securities purchase agreement, in a private placement, the Company issued and sold the September Common Stock Warrants to purchase up to 1,100,000 shares of common stock. Gross proceeds from the offering were approximately $2.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company, with aggregate net proceeds of approximately $2.4 million. The closing of the offering occurred on September 15, 2023.

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which was approved by stockholders on August 18, 2023. Under the Amended and Restated 2022 Plan there are 2,895,317 shares of Company common stock available for grant.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the nine months ended September 30, 2023 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2022	3,384	$3.16
Nonvested at September 30, 2023	3,384	$3.16

As of September 30, 2023, approximately $4,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.7 year at September 30, 2023.

Stock Options

A summary of option activity under the Company’s stock option plan for the nine months ended September 30, 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	104,651	$49.80	$—	8.3
Options issued	90,000	2.59	—	9.8
Options expired	(25,291)	46.1	—	7.7
Outstanding as of September 30, 2023	169,360	$26.80	$—	8.7
Options vested and exercisable as of September 30, 2023	169,360	$26.80	$—	8.7

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock option awards	$182,520	$—	182,520	560,376
Employee restricted stock awards	—	401	—	1,776
Non-employee restricted stock awards	2,016	—	5,982	—
Non-employee stock warrant awards	5,729	11,953	22,141	43,178
	$190,265	$12,354	$210,643	$605,330

Employee and director related stock-based compensation of $184,536 and $188,502 for the three and nine months ended September 30, 2023, respectively, was included in compensation and related expenses in the consolidated statements of operations and comprehensive loss. Non-employee related stock-based compensation of $5,729 and $22,141 for the three and nine months ended September 30, 2023, respectively, was included in research and development related with licenses acquisition in the consolidated statements of operations and comprehensive loss.

Warrants

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold (i) 140,000 shares of common stock, (ii) December Pre-Funded Warrants to purchase up to 1,860,000 shares of common stock and (iii) December Common Stock Warrants to purchase up to 2,500,000 shares of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant), in a private placement, for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses, and aggregate net proceeds of approximately $9 million. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis.

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

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed above, on September 13, 2023, the Company entered into a securities purchase agreement with certain institutional investors (“the September Investors”) pursuant to which it sold (i) 549,275 shares of common stock and (ii) September Pre-Funded warrants to purchase up to 550,725 shares of common stock at a purchase price of $2.63 per share of common stock and a purchase price of $2.629 per September Pre-Funded Warrant. Concurrently with the sale of common stock and/or the September Pre-Funded Warrants, pursuant to the securities purchase agreement, in a private placement, the Company issued and sold September Common Stock Warrants to purchase up to 1,100,000 shares of common stock. Gross proceeds from the offering were approximately $2.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company, with aggregate net proceeds of approximately $2.4 million. The closing of the September offering occurred on September 15, 2023. Each September Common Stock Warrant is exercisable for a period of five years from the issuance date at an exercise price of $2.505 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each September Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis.

The measurement of fair value of the September Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $0.001, term of 30 years beginning September 15, 2023 (as these do not have an expiration date), volatility of 146.89%, risk-free rate of 4.42%, and expected dividend rate of 0%). The grant date fair value of the September Pre-Funded Warrants was estimated to be $1.0 million on September 15, 2023 and is reflected within additional paid-in capital as of September 30, 2023 as the September Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the September Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $2.505, term of five years beginning September 15, 2023, volatility of 146.89%, risk-free rate of 4.45%, and expected dividend rate of 0%). The grant date fair value of these September Common Stock Warrants was estimated to be $1.8 million on September 15, 2023 and is reflected within additional paid-in capital as of September 30, 2023 as the September Common Stock Warrants were determined to be equity classified.

On various dates in September 2023, the September Investors exercised 495,050 of the September Pre-Funded Warrants for 495,050 shares of common stock for proceeds to the Company of $495. At September 30, 2023, 55,675 September Pre-Funded Warrants remained unexercised.

In addition, pursuant to the terms of the September offering, the Company issued designees of the placement agent, H.C. Wainwright & Co., LLC., the September Wainwright warrants to purchase up to 55,000 shares of the Company’s common stock. The September Wainwright Warrants are exercisable for a period of five years from the from the commencement of sales, at an exercise price of $3.2875 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As the September Wainwright Warrants were issued for services provided in facilitating the September offering, the Company recorded the fair value of such September Wainwright Warrants as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $3.2875, term of five years beginning September 15, 2023, volatility of 146.89%, risk-free rate of 4.45%, and expected dividend rate of 0%).

A summary of warrant activity for the nine months ended September 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	402,840	$49.73	$—	1.4
Issued	6,165,725	2.61	—	14.4
Exercised	(2,355,050)	0.00	—	29.4
Outstanding as of September 30, 2023	4,213,515	8.57	—	4.7
Warrants exercisable as of September 30, 2023	4,213,515	$8.57	$—	4.7

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

HOTH THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Commitments and Contingencies

Office lease

The Company leases office space for approximately $2,500 per month. Rent expense for the three months ended September 30, 2023 and 2022 was approximately $6,752 and $17,625, respectively. Rent expense for the nine months ended September 30, 2023 and 2022 was approximately $29,769 and $47,112, respectively. The Company is not a party to a lease that is in excess of 12 months.

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

On October 4, 2023 the Company filed Articles of Incorporation with the State of Nevada for the formation of a new wholly-owned subsidiary, merveille.ai (“merveille”). The focus of merveille will be on drug discovery for rare diseases utilizing artificial intelligence.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Operating Costs and Expenses

Research and Development Expenses

For the three months ended September 30, 2023, research and development expenses were approximately $1.0 million, of which approximately $1.2 million was related to research and development expenses, with an offsetting gain of approximately $0.3 million related to a gain recognized on the settlement of a license agreement with Virginia Commonwealth University. Specifically, during the quarter ended September 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $11 thousand related to manufacturing costs; (ii) HT-001, approximately $0.4 million related to manufacturing, preclinical and clinical activities; (iii) HT-KIT, approximately $0.8 million related to manufacturing and preclinical activities; and (iv) HT-004, approximately $12 thousand related to sponsored research. In addition to the foregoing, we also incurred fees of approximately $42 thousand payable to members of our scientific advisory board for services.

For the three months ended September 30, 2022, research and development expenses were approximately $1.5 million, of which approximately $17 thousand was related to licenses acquired and approximately $1.5 million was related to other research and development expenses. Specifically, during the quarter ended September 30, 2022 our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $0.8 million related to manufacturing, preclinical and clinical activities; (ii) HT-004, approximately $42 thousand related to sponsored research; (iii) HT-ALZ approximately $49 thousand related to sponsored research; (iv) HT-TBI approximately $0.2 million related to manufacturing; and (v) HT-KIT, approximately $0.1 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $0.1 million payable to members of our scientific advisory board for services.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended September 30, 2023, we incurred General and Administrative Expenses of approximately $1.1 million as compared to approximately $1.2 million during the three months ended September 30, 2022. The approximately $0.1 million decrease was primarily attributed to the receipt of a research and development tax credit, a decrease in patent costs, a decrease in directors’ and officers’ insurance and a decrease in legal and professional fees, partially offset by an increase in stock-based compensation expenses.

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

Comparison of the Nine Months Ended September 30, 2023 and 2022

Operating Costs and Expenses

Research and Development Expenses

For the nine months ended September 30, 2023, research and development expenses were approximately $2.6 million, of which approximately $2.8 million was related to research and development expenses, with an offsetting gain of approximately $0.2 million related to licenses acquired. Specifically, during the nine months ended September 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $52 thousand related to manufacturing costs; (ii) HT-001, approximately $1.3 million related to manufacturing, preclinical and clinical activities; (iii) HT-KIT, approximately $1.4 million related to manufacturing and preclinical activities; (iii) HT-ALZ approximately $49 thousand related to sponsored research; (iv) HT-004, approximately $26 thousand related to sponsored research; and (v) HT-TBI credit of approximately $12 thousand related to manufacturing. In addition to the foregoing, we also incurred fees of approximately $0.1 million payable to members of our scientific advisory board for services. Additionally, our subsidiary, Hoth Therapeutics Australia Pty Ltd, recorded a gain of approximately $0.3 million due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor.

For the nine months ended September 30, 2022, research and development expenses were approximately $3.5 million, of which approximately $0.1 million was related to licenses acquired and approximately $3.4 million was related to other research and development expenses. Specifically, during the nine months ended September 30, 2022, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $0.1 million related to manufacturing; (ii) HT-001, approximately $1.8 million related to manufacturing, preclinical and clinical activities; (iii) HT-003, approximately $41 thousand related to preclinical studies; (iv) HT-004, approximately $0.1 million related to sponsored research; (v) GW breath based diagnostic device, approximately $0.1 million related to research and development with respect to the design of device; (vi) HT-ALZ approximately $0.2 million related to sponsored research; (vii) HT-TBI approximately $0.2 million related to manufacturing; and (viii) HT-KIT, approximately $0.1 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $0.2 million payable to members of our scientific advisory board for services.

Compensation, Professional Fees, Rent and Other

During the nine months ended September 30, 2023, we incurred General and Administrative Expenses of approximately $3.4 million as compared to approximately $4.2 million during the nine months ended September 30, 2022. The approximately $0.8 million decrease was primarily attributed to a decrease in compensation and related expenses, including stock-based compensation, and other general administrative expenses. Specifically, the fair value of options granted to our officers and directors during the nine months ended September 30, 2023 decreased by approximately $0.4 million as compared September 30, 2022. We anticipate that our General and Administrative Expenses will increase in future periods, reflecting continued and increasing costs associated with:

●	support of our research and development activities;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with regulatory requirements that we are subject to.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of September 30, 2023, we had approximately $11.8 million in cash, marketable equity securities of approximately $25,000, working capital of approximately $10.5 million and an accumulated deficit of approximately $51.2 million. Net cash used in operating activities was $5.4 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively. We incurred losses of approximately $6.1 million and $7.9 million for the nine months ended September 30, 2023 and 2022, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $13.8 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash used in operations was approximately $5.4 million, which primarily resulted from a net loss of approximately $6.1 million.

For the nine months ended September 30, 2022, net cash used in operations was approximately $6.7 million, which primarily resulted from a net loss of approximately $7.9 million and changes in operating assets and liabilities of approximately $0.1 million, partially offset by approximately $0.6 million stock-based compensation, $0.2 million realized loss on marketable securities and $0.1 million unrealized loss on marketable securities.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, there was no net cash provided by investing activities.

For the nine months ended September 30, 2022, net cash provided by investing activities was approximately $1.2 million which was primarily related to the sale of marketable securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $11.3 million, which primarily resulted from net proceeds from the issuance of common stock and warrants and proceeds from the exercise of warrants.

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $6.0 million which resulted from net proceeds from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023 our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described below.

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

To address the material weakness described above, we are expanding our controls related to the preparation and review of our financial information used in financial reporting, the controls over the financial reporting process and the controls over the accuracy and completeness of accruals and prepaid account balances. The full implementation of these enhanced controls remains in process as of September 30, 2023, and we will continue to monitor the effectiveness of these controls and will make any further changes management determines necessary.

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

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes to address the remediation of the material weakness as discussed above.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (“Annual Report”). Except as set forth herein, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

In addition, in October 2023, we formed a new wholly-owned subsidiary, merveille.ai, to focus on drug discovery for rare diseases utilizing artificial intelligence (“AI”). We face increased competition from other companies that are utilizing AI and other computational approaches for drug discovery. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these other AI approaches to drug discovery prove to be more successful than our approaches, we may not be successful in identifying potential targets.

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

Additionally, there are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed, notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. Furthermore, our use of AI may be subject to laws and evolving regulations regarding the use of AI, controlling for data bias, and antidiscrimination. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

10.1 +	Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.2 +	Form of Incentive Stock Option Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.3 +	Form of Nonqualified Stock Option Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.4	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 13, 2023	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)