Form 10-K
period 2023-12-31
Hoth Therapeutics, Inc.
filed 2024-03-28
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38803

HOTH THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Nevada	82-1553794
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

590 Madison Ave, 21st Floor, New York, New York	10022
(Address of principal executive offices)	(Zip code)

(646) 756-2997

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HOTH	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was $9.8 million based upon the closing price of the registrant’s common stock of $3.00 on The Nasdaq Capital Market as of that date.

4,403,804 shares of common stock outstanding as of March 26, 2024.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of any public health crises on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 11 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risks Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	The marketing approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

●	We rely on and intend to rely on third parties to conduct our clinical trials, to assist us with pre-clinical development and for manufacturing and marketing of our proposed product candidates. If we are not able to secure favorable arrangements with such third parties, or such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products and our business and financial condition could be harmed.

●	We rely on and intend to rely on third parties to manufacture our clinical product supplies, and to produce and process our product candidates, if approved. Our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug product, devices, or device components, or fail to do so at acceptable quality levels or prices.

●	Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing U.S. Food and Drug Administration regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

●	Our revenue stream will depend upon third-party reimbursement.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Related to our Intellectual Property Rights

●	Our business depends upon us securing and protecting critical intellectual property. Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

●	We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

Risks Related to our Company

●	We have expanded and may continue to expand, our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	Significant disruptions of information technology systems or breaches of data security could adversely affect our business

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Related to our Common Stock

●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market (“Nasdaq”) or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

●	Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Hoth,” “we,” “us,” and “our” refers to Hoth Therapeutics, Inc., individually, or as the context requires, collectively with its subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). In addition, the Company also has interests in certain other assets being developed by third parties (see Note 5 to the consolidated financial statements for a discussion of the Company’s agreements with Zylö Therapeutics, Inc. and Voltron Therapeutics).

Primary Development:

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 which we intend to seek approval for use for treating dermatological side effects from epidermal growth factor receptor (“EGFR”) inhibitors, and potentially other drugs used for the treatment of cancer. HT-001 is a topical formulation under development for the treatment of patients with rash and skin disorders associated with initial and repeat courses of tyrosine kinase EGFR inhibitor therapy. EGFR inhibitors are used for the treatment of cancers with EGFR up-regulation (such as non-small cell lung cancer, pancreatic cancer, breast cancer and colon cancer); however, EGFR inhibitors are often associated with dose-limiting skin toxicities that can result in the interruption or reduction of treatment. HT-001 is targeted to treat these EGFR-induced skin disorders to allow patients to achieve the best potential outcomes of EGFR therapy. HT-001 has achieved positive results in its initial pre-clinical studies conducted at GW. In November 2022, we submitted an IND to the FDA with respect to HT-001 as a concomitant therapy with EGFR inhibitors, for a Phase 2a clinical trial in humans. We have engaged Worldwide Clinical Trials (“Worldwide”) as our clinical research organization to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the CLEER-001 Phase 2a clinical trial in the United States. We received FDA approval to proceed with our clinical study on December 28, 2022 and it is currently enrolling patients.

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

In December 2021, we submitted an Orphan Drug Designation (“ODD”) request to the U.S. Food and Drug Administration (“FDA”) for HT-KIT for the treatment of mastocytosis, and on March 10, 2022, we received such ODD. Drugs intended to treat orphan diseases (rare diseases that affect less than 200,000 people in the U.S.) are eligible to apply for ODD, which provides benefits such as 7-year marketing exclusivity and tax incentives to the sponsor during development and after approval. In September 2023, we submitted a pre-IND meeting request to the FDA with respect to HT-KIT as for the treatment of adult patients with advanced systemic mastocytosis (AdvSM), systemic mastocytosis with an associated hematological neoplasm (SM-AHN) and mast cell leukemia (MCL). In preparation for such pre-IND meeting, we prepared and submitted to the FDA our IND-opening clinical trial plan which includes two phase 1 trials conducted in patients. Based on the FDA’s feedback, we intend to advance our IND-enabling activities for HT-KIT as planned.

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

On June 7, 2021, we entered into a sponsored research agreement with Washington University in St. Louis to investigate the effects of HT-ALZ on behavioral and pathological markers of Alzheimer’s disease and to determine if HT-ALZ can improve learning and memory in an animal model of Alzheimer’s disease. Our study will also determine if behavior is improved utilizing HT-ALZ in blocking NK-1Rs. The study commenced in August 2021 and after positive initial preclinical results, a chronic dosing study in mice was initiated. We received preclinical results from the chronic dosing study in 2023 and amended the SRA to conduct additional studies. We expect the results from the additional preclinical studies in 2024.

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

In December 2020, we received approval from the Belberry Human Research Ethics Committee in Australia to conduct our Phase 1b clinical trial of BioLexa, and we have engaged Novotech (Australia) Pty Limited as our local clinical research organization in Australia to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the first in human clinical trial of BioLexa. Phase 1b of the trial was initiated in 2021 and final dosing of patients concluded in September 2022. At this time, we do not anticipate conducting any further trials in Australia.

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

Preclinical Development

HT-003

On July 30, 2020 (the “Isoprene Effective Date”), we entered into a Sublicense Agreement (the “Isoprene Sublicense Agreement”) with Isoprene Pharmaceuticals, Inc. (“Isoprene”) pursuant to the commercial evaluation sublicense and option agreement dated March 8, 2019, by and among us, the University of Maryland, Baltimore and Isoprene. Pursuant to the Isoprene Sublicense Agreement, Isoprene granted us an exclusive sublicense to certain intellectual property (i) to make, have made, use, sell, offer to sell and import certain licensed products, (ii) in connection therewith, to use certain inventions and licensed materials and (iii) to practice certain patent rights for the treatment of dermatological conditions or diseases, referred to as HT-003. HT-003 is a novel retinoic acid metabolism blocking agents (“RAMBAs”) under investigation for topical treatment in acne and psoriasis applications.

In December 2019, we entered into a research collaboration agreement with Weill Cornell Medicine for the completion of pre-clinical studies investigating the mechanism of action of HT-003 that was renewed in January 2021 as a result of positive preclinical results. Dr. Jonathan Zippin, M.D., Ph.D., FAAD, Associate Professor of Dermatology at Weill Cornell Medicine and our Senior Scientific Advisor, was the principal investigator for such pre-clinical studies.

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

In December 2019, we entered a sponsored research agreement with NC State for proof of principle in targeting allergic inflammation in the airways. Preclinical proof-of-concept data was generated in October 2020 supporting efficacy of HT-004 after inhalational delivery in a mouse model. Critical proof-of-concept studies in a humanized mouse model were completed in 2023. Further preclinical studies are underway at NC State to study HT-004 in different animal models.

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

Other Interests

We have interests in certain other assets being developed by third parties. Specifically, in December 2021, we entered into a license agreement with Zylö Therapeutics, Inc. (“Zylö”) with respect to the development of HT-005. We had previously entered into a sublicense agreement with Zylö pursuant to which we had advanced the development of HT-005 for patients with lupus. (See Note 5 to the consolidated financial statements for a discussion of our agreement with Zylö). In addition, in March 2020, we entered into a Royalty and Development Agreement (the “Voltron Agreement”) with Voltron Therapeutics, Inc. (“Voltron”) with respect to the development of potential product candidates for the prevention of COVID-19. (See Note 5 to the consolidated financial statements for a discussion of our agreement with Voltron).

Competition

The biopharmaceutical industry utilizes rapidly advancing technologies and is characterized by intense competition. There is also a strong emphasis on intellectual property and proprietary products. In our segment of the biopharmaceutical industry, competition from different sources including major biopharmaceutical companies, academic institutions, government agencies, and public and private research institutions will continue. Many of our competitors have significantly greater financial resources and expertise in product candidate development and may have progressed further toward approval and marketing. In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Employees

As of March 26, 2024, we employed a total of 2 full-time employees, 3 employee consultants, and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information and History

We were incorporated as a Nevada corporation on May 16, 2017. Our principal executive offices are located at 590 Madison Ave, 21st FL, New York, New York 10022 and our telephone number is (646) 756-2997.

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

We were incorporated in May 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the years ended December 31, 2023 and 2022 were $7.8 million and $11.4 million, respectively, and our accumulated deficit as of December 31, 2023 and 2022 was $52.9 million and $45.1 million, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

Although we have entered into the Voltron Agreement pursuant to which we and HaloVax, LLC (“HaloVax”) intend to jointly develop products to prevent COVID-19, no assurance can be given as to when, if ever, we will be able to develop any products for such purpose and if developed that such products will be successfully commercialized.

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

Although the federal government had previously declared COVID-19 a national emergency, that declaration expired on May 11, 2023, at which time the favorable payment provisions available to healthcare providers during the declared national emergency ended. The FDA issued EUAs for several COVID-19 related products in 2020 and 2021. EUAs are authorized pursuant to an EUA declaration under the U.S. Food, Drug, and Cosmetic Act and remain in effect until the Secretary of the U.S. Department of Health and Human Services terminates the EUA declaration or unless sooner terminated or revoked.

If our joint venture with HaloVax is not successful or if we fail to realize the benefits we anticipate from such joint venture, we may not be able to capitalize on the full market potential of our potential products.

In March 2020, we entered into the Voltron Agreement to form a joint venture entity named HaloVax to jointly develop potential product candidates for the prevention of the COVID-19. Pursuant to the terms of the Voltron Agreement we are entitled to receive sales-based royalties at low single digit percentages and shall contribute proceeds of the development of products to prevent COVID-19. In addition, in 2020, we purchased 6% of HaloVax’s outstanding membership interests; however, during the fourth quarter of 2022, we identified indicators of impairment for the HaloVax investment as a result of adverse changes in HaloVax’s business operations, including liquidity concerns. As a result, our investment in HaloVax was valued at $0 as of December 31, 2023 and 2022. If and to the extent we and HaloVax are unable to develop potential product candidates for the prevention of COVID-19, we will not be entitled to any sale-based royalties.

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

If HT-005 is not commercialized by Zylö or otherwise acquired by a third-party, we may not be able to capitalize on the full market potential of our interests with respect to HT-005.

In December 2021, we licensed HT-005 back to Zylö and are entitled to receive a low single digit percent of the net proceeds attributable to the sale of HT-005 to a third-party, a low single digit percent of the net proceeds from the sale of HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) and a low double digit percent of any royalty Zylö receives through the sublicense to a third-party based on the net sales of HT-005 in the Territory. In connection with the license of HT-005 back to Zylö, we acquired 100,000 shares of Zylö’s Class B common stock. As of December 31, 2023, we own 220,000 shares of Zylö’s Class B common stock. If Zylö is unable to sell or otherwise commercialize HT-005, we will not be entitled to any proceeds or sale-based royalties and the value of our ownership interest in Zylö could decline in which case we may lose all or part of our investment in Zylö.

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

We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on consultants and third-party CROs with expertise in this area to assist us in this process. Securing regulatory approvals to market a product requires the submission of pre-clinical, clinical, and/or pharmacokinetic data, information about product manufacturing processes and inspection of facilities, proposed product labeling and supporting information to the appropriate regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy for each indication. Our product candidates may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining regulatory approval or prevent or limit commercial use with respect to one or all intended indications.

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

We may seek marketing authorization in the United States under Section 505(b)(2) of the FDCA which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third-party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval and may require us to generate additional data to support the safety and efficacy of a product candidate. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

We may not be able to obtain shortened review of our applications, and the FDA may not agree that a product candidate qualifies for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet anticipated or reasonable development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval. If the FDA changes its interpretation of Section 505(b)(2) allowing reliance on data in a previously approved drug application owned by a third-party, or there is a change in the law affecting Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit.

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

Modifications to our products may require new drug approvals.

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

We rely on and intend to rely on third-parties to conduct our clinical trials and to assist us with pre-clinical development. If these third-parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates, and we must rely on third-parties, such as CROs, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third-parties do not successfully carry out their contractual duties or regulatory obligations, meet expected deadlines or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control. The occurrence of any of the foregoing may adversely affect our business, operating results and prospects.

We rely on and intend to rely on third parties to manufacture our clinical product supplies, and to produce and process our product candidates, if approved. Our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug product, devices, or device components, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates, devices, or device components on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates, devices, or device components on a commercial scale, if approved. In particular, we rely upon single-sourced manufacturing with one third-party contract development and manufacturing organization (a “CDMO”), WuXi AppTec (“WuXi”) for HT-KIT.

In January 2024, the BIOSECURE Act (H.R. 7085) was introduced in the House of Representatives and a substantially similar bill (S.3558) was introduced in the Senate. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies to contract with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

Our reliance on third-party manufacturers exposes us to the following additional risks:

●	We may be unable to identify manufacturers of our product candidates on acceptable terms or at all.

●	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

●	Our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our commercial products, if approved.

●	Our reliance on single-sourced manufacturing with WuXi increases the risk that any problems or delays with WuXi could materially, negatively affect the development of our product candidates.

●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

●	Our third-party manufacturers could breach or terminate their agreement with us.

●	Our third-party manufacturers’ performance, available capacity and ability to manufacture clinical or commercial products may be impacted by mergers and or acquisitions.

●	We and our third-party manufacturers may be impacted by global conflicts, including any potential conflict involving China and Taiwan, and any resulting trade sanctions.

●	Foreign third-party manufacturers may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of HT-KIT, delay the procurement or supply of HT-KIT or delay clinical trials.

Each of these risks could delay our clinical trials, as well as the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or could result in higher costs, or could deprive us of potential product revenue.

We currently rely on foreign CROs and CDMOs, including WuXi, to manufacture HT-KIT, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of HT-KIT, delay the procurement or supply of HT-KIT, delay or impact clinical trials and could adversely affect our financial condition and business prospects. While we assume we could replace WuXi, this could be time consuming and expensive, which may adversely affect our financial condition and business prospects.

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

Our business may be adversely affected by cybersecurity threats, information systems interruptions and/or threats to our physical buildings.

It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cybersecurity threats that attempt to penetrate our network security, sabotage or otherwise disable our research, products and services, misappropriate our or our customers’ and partners’ proprietary information, which may include personally identifiable information, or cause interruptions or failures of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. Physical building penetration or any cybersecurity threats could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and partners that are affected, and expose us to financial liability.

Although we continue to review and enhance our systems and cybersecurity controls, we may experience cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our sensitive information, as do our customers and suppliers. Although we maintain information security policies and procedures to prevent, detect, and mitigate these threats, information system disruptions, equipment failures or cybersecurity attacks, such as unauthorized access, malicious software and other intrusions, could still occur and may lead to potential data corruption, exposure of proprietary and confidential information. Further, while we work cooperatively with our customers and suppliers to seek to minimize the impacts of cybersecurity threats, other security threats or business disruptions, in addition to our internal processes, procedures and systems, we must also rely on the safeguards put in place by those entities.

Any intrusion, disruption, breach or similar event may cause operational stoppages, fines, penalties, diminished competitive advantages through reputational damages and increased operational costs. The costs related to cybersecurity or other security threats or disruptions may not be fully mitigated by insurance or other means. In addition to existing risks, any adoption or deployment of new technologies may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition.

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

Our business may be adversely affected by public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, which may have a material adverse effect on our business. The nature and extent of future impacts are highly uncertain and unpredictable.

We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of COVID-19 virus could result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. In addition, any such measures could also impact the global economy more broadly, for example by leading to further economic slowdowns. While COVID-19 case volumes have decreased in the U.S and certain other countries, the global outlook remains uncertain as case counts fluctuate and vaccination and booster rates remain relatively low in many parts of the world. If we were to experience shutdowns or other significant business disruptions, our ability to conduct our business in the manner presently planned could be materially and negatively impacted.

For example, staffing issues related to a public health crises may disrupt our business operations, including our clinical trials. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward other efforts, or other staffing issues related to any such health epidemic. Also, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) stemming from a health epidemic may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. In addition, if any third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by a public health crises, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations. Furthermore, we may be at a risk of delaying, defaulting and/or not performing under existing agreements, which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to a health epidemic may also disrupt the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA review and/or approval of our product candidates.

The scope and duration of any future public health crisis, including the potential emergence of new variants of the COVID-19 virus, the pace at which government restrictions are imposed and lifted, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. These systems are also critical to enable remote working arrangements, which have been growing in importance. The size and complexity of our computer systems make us potentially vulnerable to IT system breakdowns, internal and external malicious intrusion, and computer viruses and ransomware, which may impact product production and key business processes. We also have outsourced significant elements of our information technology infrastructure and operations to third parties, which may allow them to access our confidential information and may also make our systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by such third parties or others.

In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. There is the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare, including in connection with the current Russia-Ukraine or Hamas-Israel armed conflict.

Due to the nature of some of these attacks, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, and to oversee and monitor the security measures of our suppliers and/or service providers, there can be no assurance that our efforts will prevent service interruptions or security breaches. In addition, we depend in part on third-party security measures over which we do not have full control to protect against data security breaches.

If we or our suppliers and/or service providers fail to maintain or protect our information technology systems and data security effectively and in compliance with U.S. and foreign laws, or fail to anticipate, plan for, or manage significant disruptions to these systems, we or our suppliers and/or service providers could have difficulty preventing, detecting, or controlling such disruptions or security breaches, which could result in legal proceedings, liability under U.S. and foreign laws that protect the privacy of personal information, disruptions to our operations, government investigations, breach of contract claims, and damage to our reputation (in each case in the U.S. or globally), which could have a material adverse effect on our business, prospects, operating results, and financial condition.

Risks Related to Our Common Stock

The price of our common stock may fluctuate substantially.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidates;

●	changes in the development status of our product candidates;

●	any delays or adverse developments or perceived adverse developments with respect to a regulatory agency’s review of our planned pre-clinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

●	unanticipated safety concerns related to the use of our product candidates;

●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control, including, but not limited to, pandemics, war, or other acts of God.

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

We are currently listed on The Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 26, 2024. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 26, 2024, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock were previously issued and converted into common stock at the time of our initial public offering and 1,897,520 shares of Series A Preferred Stock remain authorized. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third-party and thereby preserve control by the present management.

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

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of Nasdaq. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to customers and/or corporate partners or customers; violation of privacy laws and other litigation and legal risk; and reputational risk.

We have implemented various security measures to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our network systems or infrastructure due to a cybersecurity threat or incident could adversely affect our operations, serviced, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our customers’ and partners’ proprietary information, which may include personally identifiable information. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction and harm to our relationships with corporate partners.

We are currently in the process of implementing a more formalized cybersecurity program.

ITEM 2. PROPERTIES

Our executive office is located at 590 Madison Avenue, 21st Floor, New York, NY 10022. We currently lease such office for approximately $2,700 per month pursuant to a lease which terminates on February 28, 2026. We lease an additional office located at 720 Monroe Street, #E514, Hoboken, NJ 07030 for approximately $1,850 per month pursuant to a lease which expires on December 31, 2024. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 26, 2024, there were 101 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Issuers Purchases of Equity Securities

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

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2023 and 2022

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2023, research and development expenses were approximately $3.5 million. Specifically, during the year ended December 31, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1.7 million related to manufacturing and clinical activities; (ii) HT-KIT, approximately $1.6 million related to manufacturing and preclinical activities; (iii) HT-ALZ, approximately $65,000 related to preclinical studies; (iv) BioLexa, approximately $56,000 related to manufacturing; and (v) HT-004, approximately $59,000 related to sponsored research. In addition to the foregoing, we also incurred fees of approximately $0.2 million payable to members of our scientific advisory board for services.

For the year ended December 31, 2022, research and development expenses were approximately $4.9 million, of which approximately $87,000 was related to licenses acquired and approximately $4.8 million was related to other research and development expenses. Specifically, during the year ended December 31, 2022, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $1.0 million related to clinical trial costs; (ii) HT-001, approximately $2.9 million related to manufacturing, preclinical and clinical activities; (iii) HT-TBI, approximately $0.4 million related to manufacturing and preclinical activities; (iv) HT-003, approximately $41,000 related to preclinical studies; (v) HT-004, approximately $0.1 million related to sponsored research; (vi) HT-006, approximately $51,000 related to sponsored research (on July 12, 2022, our non-exclusive commercial evaluation license agreement with the United States Army Medical Research and Development Command terminated and we are no longer pursuing HT-006); (vii) GW breath based diagnostic device, approximately $76,000 related to research and development with respect to the design of device; (viii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities; and (ix) HT-ALZ, approximately $0.2 million in sponsored research. In addition to the foregoing, we also incurred fees of approximately $0.3 million payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the year ended December 31, 2023, General and Administrative Expenses were approximately $4.2 million, which primarily consisted of approximately $1.6 million related to payroll expenses and stock-based compensation, approximately $2.1 million for professional fees and approximately $0.5 million for other expenses.

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

Other Income (Expenses), net

For the year ended December 31, 2023, net other expenses were approximately $0.1 million, which primarily resulted from $0.2 million of unrealized losses on marketable securities, partially offset by approximately $0.1 million of dividend income.

For the year ended December 31, 2022, net other expenses were approximately $0.3 million, which primarily resulted from $0.6 million of losses on marketable securities and $0.4 million change in fair value of investments in joint ventures, partially offset by $0.1 million of unrealized gains on marketable securities, $0.5 million of other income related to a research and development tax credit pursuant to Australian regulations and $0.1 million in dividend income.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2023, we had approximately $9.3 million in cash and marketable securities, working capital of approximately $8.8 million and an accumulated deficit of approximately $52.9 million. Net cash used in operating activities was $8.4 million and $9.3 million for the years ended December 31, 2023 and 2022, respectively. We incurred losses of approximately $7.8 million and $11.4 million for the years ended December 31, 2023 and 2022, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our audited financial statements are available to be issued.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $12 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was approximately $8.4 million, which primarily resulted from a net loss of approximately $7.8 million, a $0.3 million gain on termination of license agreement, offset by $0.2 million unrealized loss on marketable securities, $0.2 million stock-based compensation and changes in operating assets and liabilities of approximately $0.7 million.

For the year ended December 31, 2022, net cash used in operating activities was approximately $9.3 million, which primarily resulted from a net loss of approximately $11.4 million and $0.1 million unrealized gain on marketable securities, partially offset by approximately $0.6 million in stock-based compensation, $0.6 million realized loss on marketable securities, $0.4 million change in fair value of investments in joint ventures and changes in operating assets and liabilities of approximately $0.6 million.

Cash Flows from Investing Activities

The Company did not have any cash flows from investing activities for the year ended December 31, 2023.

For the year ended December 31, 2022, net cash provided by investing activities was approximately $1.2 million which was primarily related to the sale of marketable securities.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was approximately $11.3 million, which primarily resulted from net proceeds from the issuance of common stock, common stock warrants, and prefunded warrants.

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

We plan to pursue our plans with respect to the research and development of our pre-clinical products which will require resources beyond those that we currently have, ultimately requiring additional capital from third-party sources. We currently do not expect to generate any revenue.

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

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

Significant Accounting Policies

See Note 2 to the consolidated financial statements for a discussion of significant accounting policies and recent accounting pronouncements.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. However, beginning December 31, 2024, we will no longer be an “emerging growth company,” and will no longer have the ability to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 28, 2024

PCAOB ID No. 100

Hoth Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$9,292,352	$6,428,611
Marketable equity securities, at fair value	—	209,320
Prepaid expenses and other current assets	135,361	88,450
Total current assets	9,427,713	6,726,381
Right of use asset – operating lease	55,165	—
Investment in joint ventures at fair value	37,400	33,000
Total assets	$9,520,278	$6,759,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,592	$694,989
Accrued expenses	614,226	667,742
Accrued license fee - current portion	—	25,000
Lease liability, current	28,839	—
Total current liabilities	678,657	1,387,731
Lease liability, noncurrent	26,326	—
Accrued license fee - less current portion	—	250,000
Total liabilities	704,983	1,637,731

Commitments and Contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Series A Convertible Preferred Stock, $0.0001 par value, 5,000,000 shares designated; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Series B Preferred Stock, $0.0001 par value, 2,000,000 shares designated; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 4,348,129 and 1,302,113 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	435	130
Additional paid-in capital	61,732,106	50,198,630
Accumulated deficit	(52,944,506)	(45,099,116)
Accumulated other comprehensive income	27,260	22,006
Total stockholders’ equity	8,815,295	5,121,650
Total liabilities and stockholders’ equity	$9,520,278	$6,759,381

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2023	2022
Operating costs and expenses
Research and development	$3,480,053	$4,931,164
General and administrative expenses	4,212,189	6,134,390
Total operating expenses	7,692,242	11,065,554
Loss from operations	(7,692,242)	(11,065,554)

Other income (expense), net
Unrealized gain (loss) on marketable securities	(209,320)	119,870
Realized loss on marketable securities	—	(567,692)
Change in fair value of investments in joint ventures	4,400	(377,000)
Interest income	781	6,370
Dividend income	50,991	60,913
Other income, net	—	451,140
Total other income (expense), net	(153,148)	(306,399)
Net loss	$(7,845,390)	$(11,371,953)

Deemed dividend to Series B Preferred Stock being redeemed	—	990
Net Loss Attributable to Common Stockholders	$(7,845,390)	$(11,370,963)

Net loss per share - basic and diluted	$(2.30)	$(9.50)
Weighted average number of common shares outstanding, basic and diluted	3,409,190	1,197,521

Comprehensive loss:
Net loss	$(7,845,390)	$(11,371,953)
Other comprehensive income
Foreign currency translation adjustment	5,254	4,420
Total comprehensive loss	$(7,840,136)	$(11,367,533)

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulate	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	—	$—	959,009	$96	$43,591,773	$(33,727,163)	$17,586	$9,882,292
Stock-based compensation	—	—	10	—	620,798	—	—	620,798
Vesting of restricted stock	—	—	1,791	—	—	—	—	—
Issuance of common stock (net of offering costs of $1,014,896)	—	—	329,412	33	5,985,070	—	—	5,985,103
Issuance of Series B preferred stock	2,000,000	1,000	—	—	—	—	—	1,000
Redemption of Series B preferred stock	(2,000,000)	(1,000)	—	—	990	—	—	(10)
Fractional shares adjusted for reverse split	—	—	11,891	1	(1)	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	4,420	4,420
Net loss	—	—	—	—	—	(11,371,953)	—	(11,371,953)
Balance as of December 31, 2022	—	$—	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	—	—	2,355,050	236	2,119	—	—	2,355
Stock-based compensation	—	—	—	—	216,428	—	—	216,428
Common stock and warrants issued in private placement (net of offering costs of $1,575,645)	—	—	689,275	69	11,314,929	—	—	11,314,998
Vesting of restricted stock awards	—	—	1,691	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	5,254	5,254
Net loss	—	—	—	—	—	(7,845,390)	—	(7,845,390)
Balance as of December 31, 2023	—	$—	4,348,129	$435	$61,732,106	$(52,944,506)	$27,260	$8,815,295

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(7,845,390)	$(11,371,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	—	34,000
Gain on termination of license agreement	(275,000)	—
Change in fair value of investments in joint ventures	(4,400)	377,000
Stock-based compensation	216,428	620,798
Realized loss on marketable securities	—	567,692
Unrealized (gain) loss on marketable securities	209,320	(119,870)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(47,300)	3,847
Accounts payable and accrued expenses	(700,752)	590,632
Net cash used in operating activities	(8,447,094)	(9,297,854)

Cash flows from investing activities
Purchase of research and development licenses	—	(74,000)
Sale of marketable securities	—	1,235,695
Net cash provided by investing activities	—	1,161,695

Cash flows from financing activities
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	11,314,998	—
Proceeds from exercise of warrants	2,355	—
Proceeds from issuance common stock, net of offering costs	—	5,985,103
Proceeds from issuance of Series B Preferred Stock	—	1,000
Redemption of Series B Preferred Stock	—	(10)
Proceeds from repayment of note receivable and interest received	—	50,000
Net cash provided by financing activities	11,317,353	6,036,093

Effect of exchange rate changes on cash and cash equivalents	(6,518)	(9,593)

Net change in cash	2,870,259	(2,100,066)
Cash, beginning of year	6,428,611	8,538,270

Cash, end of year	$9,292,352	$6,428,611

Supplemental disclosure of cash flow information:
ROU assets obtained in exchange for lease liability	$59,698	$—

The accompanying notes are an integral part of these consolidated financial statements.

Hoth Therapeutics, Inc.

Notes to Consolidated Financial Statements

Note 1-Organization and description of business operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). The Company also has interests in certain other assets being developed by third parties (see Note 5 to the consolidated financial statements for a discussion of the Company’s agreement with Zylö Therapeutics, Inc. and Voltron Therapeutics, Inc.).

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

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai which was incorporated under the laws of Nevada on October 4, 2023 and Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain line items on the statement of operations and comprehensive loss for the year ended December 31, 2022 have been reclassified to conform to the current period presentation. Research and development - licenses acquired (including stock-based compensation) of $0.1 million was reclassified to research and development. Compensation and related expenses (including stock-based compensation) of $2.6 million, professional fees (including stock-based compensation) of $2.5 million, rent of $0.1 million, and other general and administrative expense of $1.0 million were consolidated into one general and administrative line item. Dividend income and realized and unrealized gains and losses have been separately presented within other income (expense), net. These reclassifications did not change our reported net loss or comprehensive loss for the year ended December 31, 2022.

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

Further, Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. However, beginning December 31, 2024, we will no longer be an “emerging growth company,” and will no longer have the ability to delay adoption of these new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2023 and December 31, 2022, respectively. Cash held in foreign bank accounts totaled $0.1 million and $0.4 million as of December 31, 2023 and December 31, 2022, respectively.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the years ended December 31, 2023 and December 31, 2022, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in lease liability, current and lease liability, on the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation to make lease payments in exchange for the ability to use the asset for the duration of the lease term.

The Company has lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. Certain of the leases contain an option to extend the term of the lease. The option to extend a lease is included in the lease term only when it is reasonably certain that the Company will elect that option. Additionally, the Company does not record ROU assets or lease liabilities for short-term leases that have a term of twelve months or less at lease commencement.

ROU assets and lease liabilities are recognized at the commencement date and determined using the present value of the future minimum lease payments over the lease term. The Company uses an incremental borrowing rate based on an estimated rate of interest for collateralized borrowing since the Company’s leases do not include an implicit interest rate. The estimated incremental borrowing rate considers market data, actual lease economic environment, and the lease term at commencement date.

Investment in joint ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: “Accounting for Limited Partnership Investments” (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note 5 of these consolidated financial statements.

Accounts Payable

For the year ended December 31, 2023, the Company’s subsidiary Hoth Therapeutics Australia Pty Ltd, recorded approximately a $260,000 gain due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor. The gain is recognized in the consolidated statements of operations and comprehensive loss following a manner consistent with how the expense was originally recorded.

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

Stock-based compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. Options are generally issued fully vested. The Company accounts for forfeited awards as they occur.

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

The Company grants restricted stock awards under its equity incentive plan. Restricted stock awards are granted to employees and non-employees. The restricted stock awards are measured based on the grant-date fair value. In general, the restricted stock awards vest over a service period of zero to three years. Stock-based compensation expense is generally recognized based on the straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

The Company has issued warrants to non-employees. The warrants are measured based on the grant-date fair value. In general, the warrants vest over a term of zero to ten years. Stock-based compensation expense is generally recognized based on the straight-line basis over the vesting term.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

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

	Year Ended December 31,
Potentially dilutive securities	2023	2022
Warrants	4,213,515	402,840
Options	169,362	104,651
Non-vested restricted stock awards	1,693	3,384
Total	4,384,570	510,875

Recent accounting pronouncements

Currently, management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

Note 3-License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
The George Washington University	$66,172	$66,586
North Carolina State University	—	27,500
Virginia Commonwealth University	(275,000)	—
University of Cincinnati	7,500	7,500
Adjustment	—	(15,000)
	$(201,328)	$86,586

The George Washington University

During the year ended December 31, 2023, the Company recorded an expense of approximately $29,000 related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). The Company recorded an expense of $30,000 for a milestone payment pursuant to GW Patent License Agreement. The Company also recorded $7,500 the year ended December 31, 2023 for license maintenance fees.

During the year ended December 31, 2022, the Company recorded an expense of approximately $53,000 related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). The Company also recorded $14,000 the year ended December 31, 2022 for license maintenance fees.

North Carolina State University

During the year ended December 31, 2023, the Company paid $0 for the license fee associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

During the year ended December 31, 2022, the Company paid approximately $28,000 for the license fee associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Virginia Commonwealth University

On August 16, 2023, the Company terminated its license agreement by and between the Company and Virginia Commonwealth University dated May 18, 2020. As of December 31, 2023, the Company reversed its prior accrual of $150,000 for five years of annual minimum payments and $125,000 for annual maintenance fees.

As of December 31, 2022, the Company accrued $150,000 for five years of annual minimum payments and $125,000 for annual maintenance fees.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the year ended December 31, 2023, the Company paid $2,500 for the annual license maintenance fee and $5,000 for the minimum royalty fee to the University of Cincinnati associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences dated May 14, 2020.

During the year ended December 31, 2022, the Company paid $2,500 for the annual license maintenance fee and $5,000 for the minimum royalty fee associated to the University of Cincinnati with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences dated May 14, 2020.

Note 4-Note Receivable

Pursuant to the sublicense agreement dated July 30, 2020 by and between the Company and Isoprene Pharmaceuticals, Inc. (“Isoprene”), the Company made an investment of $50,000 in Isoprene in the form of a convertible promissory note (the “Isoprene Note”) on September 10, 2020. The Isoprene Note was due to mature on September 10, 2022 and accrued interest at a rate equal to the lower of: (i) the highest lawful rate permitted under applicable law and (ii) 6% per annum. The Isoprene Note could not be prepaid without the prior written consent of the Company; provided, however, that if the Isoprene Note had not been converted in connection with a Qualified Financing (as defined or a Change of Control (as defined) by the two year anniversary of the date of the issuance of the Isoprene Note, Isoprene could elect, in its sole discretion, to repay the Isoprene Note and any accrued interest thereon. As of the maturity date of the Isoprene Note, neither a Qualified Financing nor a Change of Control had occurred, and the Isoprene Note of $50,000 and accrued interest of approximately $6,000 was paid off on October 21, 2022.

Note 5-Fair Value of Financial Assets and Liabilities

The following tables present the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022:

	Fair value measured at December 31, 2023
	Total at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual fund	$—	$—	$—	$—
Investment in joint ventures	$37,400	$—	$—	$37,400

	Fair value measured at December 31, 2022
	Total at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Marketable securities - mutual fund	$209,320	$209,320	$—	$—
Investment in joint ventures	$33,000	$—	$—	$33,000

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis:

Investment in joint ventures at fair value at December 31, 2021	$410,000
Change in fair value of investments in joint ventures	(377,000)
Investment in joint ventures at fair value at December 31, 2022	33,000
Change in fair value of investments in joint ventures	4,400
Investment in joint ventures at fair value at December 31, 2023	$37,400

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

During the fourth quarter of 2022, the Company identified indicators of impairment for the HaloVax investment as a result of adverse changes in HaloVax’s business operations, including liquidity concerns. As a result, the Company recorded an impairment charge of approximately $0.4 million in the fourth quarter of 2022. The investment in HaloVax was valued at $0 as of December 31, 2023 and 2022.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). During December 2022, Zylö conducted a 409A valuation of their Class B common stock and valued its share price at $0.15 per share. This value was ratified by Zylö’s board of directors in December 2022. In December 2023, Zylö conducted a 409A valuation of their Class B common stock and valued its share price at $0.17 per share. This value was ratified by Zylö’s board of directors in December 2023. The valuation reflects a probability-weighted present value of expected future investment returns considering certain possible outcomes and the rights of each class of Zylö’s equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at a risk-adjusted discount rate and probability weighted to determine the value for the Class B common stock. Significant unobservable inputs in the valuation include: (i) probabilities of each scenario, (ii) timing of occurrence, (iii) future valuation; (iv) and the risk-adjusted discount rate.

During the years ended December 31, 2023 and 2022, the Company recorded approximately $4,400 in unrealized gain on this investment and $27,000 in unrealized loss on this investment, respectively. The investment in Zylö was valued at $37,400 and $33,000 as of December 31, 2023 and 2022, respectively.

Note 6-Stockholder’s Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2023, 5,000,000 shares of the Company’s preferred stock has been designated as Series A Convertible Preferred Stock and 2,000,000 shares of the Company’s preferred stock has been designated as Series B Preferred Stock.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host.

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

On December 12, 2022, the Company’s shareholders approved an increase to the number of authorized shares of the Company’s common stock from 3,000,000 to 50,000,000 shares (the “Authorized Stock Increase”). On December 13, 2022, upon filing a Certificate of Amendment to its Articles of Incorporation, as amended, to increase its authorized shares of common stock, the outstanding shares of Series B Preferred Stock were redeemed in whole for an aggregate price of $10 automatically and effective immediately after the effectiveness of the Authorized Stock Increase.

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

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares.

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which was approved by stockholders on August 18, 2023. Under the Amended and Restated 2022 Plan there are 591,317 shares of Company common stock available for grant.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the years ended December 31, 2023 and 2022 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2021	100	$75.00
Granted	5,075	3.16
Vested	(1,791)	7.17
Nonvested at December 31, 2022	3,384	$3.16
Vested	(1,691)	3.16
Nonvested at December 31, 2023	1,693	$3.16

As of December 31, 2023, approximately $3,000 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual term of unvested restricted stock awards was approximately 1.0 year at December 31, 2023.

Stock Options

During the year ended December 31, 2023, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued an aggregate of 90,000 options to the Company’s employees and directors. The aggregate grant date fair value of these options was approximately $0.2 million.

During the year ended December 31, 2022, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued an aggregate of 51,800 options to the Company’s directors. The aggregate grant date fair value of these options was approximately $0.6 million.

The fair value of options granted in 2023 and 2022 was estimated using the following assumptions:

	Year Ended December 31,
	2023	2022
Exercise price	$2.59	$14.75
Term (years)	10	10
Expected stock price volatility	105.00%	96.10%
Risk-free rate of interest	4.02%	2.10%

A summary of option activity under the Company’s stock option plan for the years ended December 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	52,851	84.15	—	8.6
Options issued	51,800	14.75	—	9.2
Outstanding as of December 31, 2022	104,651	49.80	—	8.3
Options expired	(25,289)	46.10	—	—
Options issued	90,000	2.59	—	9.5
Outstanding as of December 31, 2023	169,362	26.78	—	8.4
Options vested and exercisable as of December 31, 2023	169,362	26.78	—	8.4

All outstanding stock options are fully vested.

Stock Based Compensation

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
Employee and director stock option awards	$182,522	$560,376
Employee and director restricted stock awards	7,734	7,836
Non-employee stock warrant awards	26,173	52,586
	$216,428	$620,798

For the years ended December 31, 2023 and 2022, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Year Ended December 31,
	2023	2022
Research and development	$26,172	$52,586
General and administrative	190,256	568,212
	$216,428	$620,798

Warrants

A summary of warrant activity for the years ended December 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	402,840	49.83	—	2.3
Outstanding as of December 31, 2022	402,840	49.83	—	1.4
Issued	6,165,725	2.61	—	4.5
Exercised	(2,355,050)	0.00	—	—
Outstanding as of December 31, 2023	4,213,515	7.01	—	4.5
Warrants exercisable as of December 31, 2023	4,212,751	6.99	—	4.5

The Company has determined that the warrants should be accounted as a component of stockholders’ equity.

Note 7-Commitments and Contingencies

Office lease

Effective November 2023, the Company leased office space for a two year term. The Company’s office lease contains a renewal option. The Company has evaluated several factors in assessing whether there is reasonable certainty that the Company will exercise its contractual renewal option concluding that it is not reasonably certain to exercise such option. As it is not reasonably certain to be exercised, the Company excluded the renewal term in determining the lease term used in calculating the right-of-use asset and lease liability. Prior to entering into this lease, the Company has not entered into any lease arrangements in excess of 12 months.

The table below presents certain information related to the Company’s lease cost:

	Year Ended December 31,
	2023	2022
Operating lease expense	$5,464	$—
Short term lease expense	$33,351	$66,834
Total lease cost	$38,815	$66,834

Right-of-use asset and lease liability for operating leases were recorded in the consolidated balance sheets as follows:

As of December 31, 2023
Assets
Lease right of use assets	$55,165
Total lease assets	$55,165

Liabilities
Current liabilities:
Lease liability - current portion	$28,839
Noncurrent liabilities:
Lease liability, net of current portion	$26,326
Total lease liability	$55,165

Supplemental cash flow information related to the Company’s leases for the year ended December 31, 2023 were as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,464

The weighted-average remaining lease term for the operating lease is 1.8 years and the weighted-average incremental borrowing rate is 10% as of December 31, 2023.

As of December 31, 2023, future minimum lease payments required under operating leases are as follows:

2024	$32,784
2025	27,320
Total minimum lease payments	$60,104
Less: effects of discounting	(4,939)
Present value of future minimum lease payments	$55,165

Litigation

The Company is not currently a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 8-Income taxes

The table below presents the components of the provision for taxes:

The Company’s provision is primarily driven by the full valuation allowance in 2023 and 2022.

As of December 31,
	2023	2022
Current
U.S. Federal	$-	$-
U.S. State	-	-
U.S. Foreign	-	-
Total current provision

Deferred	-	-
U.S. Federal	-	-
U.S. State	-	-
U.S. Foreign	-	-
Total deferred benefit		-
Change in valuation allowance	-	-
Total provision for income taxes	$-	$-

At December 31, 2023 and 2022, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$11,926,158	$10,378,471
Research and development credits	-	-
Capitalized research costs	2,272,029	1,211,477
Equity based compensation	549,587	670,035
Licenses acquired	266,091	338,239
Depreciation	-	-
Accruals and other temporary differences	297,949	215,152
Total deferred tax assets	15,311,814	12,813,374
Less valuation allowance	(15,311,814)	(12,813,374)
Deferred tax assets, net of allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	10.3%	9.5%
Impact of non-U.S. earnings	0.0%	0.0%
Permanent items	0.0%	(0.9)%
Credits	0.8%	0.0%
Equity compensation	0.0%	(0.1)%
Rate changes	0.0%	0.0%
Foreign rate differential	0.1%	0.0%
Previous tax year adjustment	(0.2)%	10.0%
Other	0.0%	0.0%
Change in valuation allowance	(32.0)%	(39.6)%
Total	0.0%	0.0%

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2023 and December 31, 2022, the Company has Federal net operating loss carryforwards of approximately $37.7 million and $32.9 million available to reduce future taxable income, if any, for Federal tax purposes. Approximately $1.5 million of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the years ended after December 31, 2017 of approximately $36.0 million can be carried forward indefinitely; however, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. In addition, the Company had approximately $0.5 million and $0.3 million of net operating losses at its subsidiary located in Australia, as of December 31, 2023 and December 31, 2022, respectively.

As required by the 2017 Tax Cuts and Jobs Act and effective in 2022, the deferred tax asset as of December 31, 2023 and December 31, 20222, included $2.3 million and $1.2 million related to the mandatory capitalization of research and development expenses.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA increased and modified the qualified small business (“QSB”) payroll tax credit for increasing research activities. Provision 13902 of the IRA of 2022 increased the maximum amount of payroll tax research credit that a QSB can elect to apply against payroll tax liability from $250,000 to $500,000 for tax years beginning after December 31, 2022. This payroll tax credit is a creditable tax credit against the employer’s portion of social security taxes, and the IRA also modified IRC 3111(f) to allow a portion of the payroll tax credit to apply against the employer’s portion of Medicare tax. For the year ended December 31, 2023, the Company recorded $0.1 million of other income for the payroll tax credit and $0.2 million is still outstanding. The remaining research credit carryforward of $0.2 million will be utilized in the future as an offset against payroll taxes at the time the payroll tax is incurred.

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

At December 31, 2023 and 2022, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions, as applicable, in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the Federal and state tax authorities from the date of utilization of the net operating loss.

Management asserts that its foreign earnings are permanently reinvested, and therefore, have not provided deferred taxes on foreign cash. Additionally, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in our foreign subsidiaries, as these amounts continue to be indefinitely reinvested in foreign operations. The company will continue to monitor the foreign cash position as they maintain the assertion that foreign earnings are permanently reinvested.

Note 9-Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 4, 2024, the compensation committee of the board of directors increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares.

On January 26, 2024, the Company provided 60 days notice to the George Washington University of its termination of the license agreement for its breath based diagnostic device. The license agreement terminated on March 26, 2024.

On February 6, 2024, the Company received notice that its office lease was to be terminated. The Company and its landlord agreed to relocate its office space to another location under substantially the same terms and conditions as its existing lease. Monthly payments for the new office lease are unchanged and term of the lease expires in February 2026.

On March 27, 2024, the Company entered into a warrant inducement agreement with a holder of certain of its existing warrants to immediately exercise for cash an aggregate 2,500,000 warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6675 per share for gross proceeds to the Company of approximately $4.2 million. The exercised warrants were issued pursuant to a securities purchase agreement dated December 29, 2022, by and between the Company and a certain accredited investor. Each warrant was exercisable for a period of five and one-half years from the issuance date at an original exercise price of $5.00 per share. As an inducement to such exercise, the Company agreed to issue new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately upon issuance and will expire on July 3, 2028.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on such criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

On March 27, 2024, the Company entered into a warrant inducement agreement (the “Warrant Inducement Agreement”) with the holder of certain common stock purchase warrants issued pursuant to a securities purchase agreement dated December 29, 2022 by and between the Company and holder. Pursuant to the Warrant Inducement Agreement, the holder has agreed to immediately exercise in cash all 2,500,000 of the common stock purchase warrants at a reduced exercise price of $1.6675 per share (reduced from $5.00 per share) for gross proceeds to the Company of approximately $4.2 million. As an inducement to such exercise, the Company has agreed to issue to the Holder unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Each new warrant will be immediately exercisable upon issuance and expire on July 3, 2028.

The offering is expected to close on or about April 1, 2024, subject to satisfaction of customary closing conditions. The Company intends to use the net proceeds from the offering for general working capital needs.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 26, 2024.

NAME	AGE	POSITION
Robb Knie	55	President, Chief Executive Officer and Director
David Briones	47	Chief Financial Officer
Wayne Linsley	67	Director
David B. Sarnoff	56	Director
Graig Springer	44	Director
Jeff Pavell	57	Director

The business background and certain other information about our directors and executive officers is set forth below.

Robb Knie

Robb Knie has served as President and Chief Executive Officer and as a director of the Company since May 2017 and served as our principal financial and accounting officer from June 2018 until March 2019. From October 2020 to January 2023, Mr. Knie served as the Chief Executive Officer, Chief Financial Officer and chairman of the board of directors of FoxWayne Enterprises Acquisition Corp. (“FoxWayne”), a special purpose acquisition corporation. Mr. Knie served as the President of Lifeline Industries Inc. since its inception in 1995. From 2002 to 2010 he was a Semiconductor Analyst for PAW Partners. From 1993 until 1995, Mr. Knie served as Northeast Regional Manager of American Express Financial Advisors. Mr. Knie has served as a board member for Nasdaq-listed companies. He has been featured on Bloomberg, The Wall Street Journal and Forbes Magazine as an Independent Equity Analyst. Mr. Knie has over 20 years of equity markets experience. Mr. Knie has been a member of the American Chemical Society, Institute of Electrical and Electronics Engineers, as well as The National Alliance for Youth Sports. We believe that Mr. Knie is qualified to serve as a director because of his business and leadership experience and experience as a board member of public companies in the healthcare industry.

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

Wayne Linsley

Wayne D. Linsley has served as a director of the Company since April 2020. Mr. Linsley has been in business management for over 40 years. He possesses a wide and varied skillset including sales and sales management, finance (for both public and private companies), accounting, audit support and financial reporting. He has a bachelor’s in business administration from Siena College in Loudonville, NY. From 2009 to September 2021 he worked for a financial reporting firm that works with publicly traded companies. He has extensive knowledge of financial statements, MD&A, SEC Filings (10-K, 10-Q, 8-K, etc.) Edgar, etc. He often negotiated on behalf of clients in such areas as audit fees, transfer agents, Edgar companies, etc. He currently serves as an independent director for DatChat Inc. (Nasdaq: DATS), serving as the chair of its audit committee, compensation committee and nominating and corporate governance committee, and Silo Pharma, Inc. (Nasdaq: SILO) serving as the chair of its audit committee and compensation committee. We believe Mr. Linsley is qualified to serve as a member of the board because of his business management experience.

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

Jeff Pavell

Jeff Pavell has served as a director of the Company since December 2022. Since January 2017, Dr. Pavell has served as Chief of Rehabilitation Medicine at Englewood Health, and since November 2021, he has been on the teaching staff at New York-Presbyterian. In addition, since December 2020 he has been on the teaching staff at Hackensack Meridian School of Medicine at Seton Hall. Furthermore, since 2010, Dr. Pavell has served as a partner at Patient Care Associates, an outpatient surgical center, and since 2002, he has served as a Partner at the Physical Medicine and Rehabilitation Center, a private medical practice serving patients with spine, sports and occupational injuries. Dr. Pavell is a Board Certified physician specializing in the field of physical medicine and rehabilitation. Dr. Pavell is also certified in pain medicine and specializes in the most advanced non-operative treatments for spine, sports and interventional pain medicines. Dr. Pavell received his bachelor of arts from Johns Hopkins University and his D.O. degree with honors from the New York College of Osteopathic Medicine. From January 2021 to January 2023, Dr. Pavell served as a member of the board of directors as well as chairman of the audit committee and a member of the compensation committee of FoxWayne, a special purpose acquisition corporation. Furthermore, since September 2022, Dr. Pavell has served as a director of Silo Pharma, Inc. (Nasdaq: SILO) (“Silo”) as well as a member of the audit committee, compensation committee and chair of the nominating and corporate governance committee. We believe that Dr. Pavell is qualified to serve as a director due to his extensive experience practicing in the healthcare industry as well as his prior experience serving as a director for other public companies.

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

Our board of directors has determined that all of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent as defined under the applicable rules of Nasdaq, including, in the case of all of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

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

Our compensation committee currently consists of Wayne Linsley, Graig Springer and Jeff Pavell, with Wayne Linsley serving as chair.

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

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board (formerly known as the Technology Advisory Board). As of March 26, 2024, the members of such board are as follows: (i) Dr. Mario Lacouture, Dr. William Weglicki, and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Glenn Cruse, Dr. Carla Yuede, Dr. John Cirrito, and Sergio Traversa as Non-Medical Doctor members.

Code of Business Code and Ethics Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website at www.hoththerapeutics.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.hoththerapeutics.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2023 and 2022 to our principal executive officer and an additional officer (collectively, the “named executive officers”):

●	Robb Knie, Chief Executive Officer and President; and

●	Stefanie Johns, former Chief Scientific Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(3)	Total ($)
Robb Knie	2023	450,000	200,000	-	103,601	-	-	115,222	868,823
Chief Executive Officer and President	2022	450,000	300,000	-	216,361	-	-	94,009	1,060,370
Stefanie Johns	2022	382,443	20,000		108,181	-	-	185,263	695,886
Former Chief Scientific Officer

(1)	Represents payments of discretionary bonuses for performance during the applicable years as determined by the board, and as further described below Bonus Arrangements.

(2)	Represents the aggregate grant date fair value of options granted for the fiscal year ended December 31, 2023 and December 31, 2022 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robb Knie and Stefanie Johns. See Note 6, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2023 and December 31, 2022 included in this Annual Report on Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.

(3)	All other compensation represents the employer matching contributions to each Robb Knie’s and Stefanie Johns’ 401(k) accounts and the amounts received for their executive health or supplemental health insurance premiums. Mr. Knie received (i) an employer 401(k) contribution in the amounts of $19,800 and $18,000 for fiscal years 2023 and 2022, respectively, and (ii) payments for executive health or supplemental medical insurance premiums in the amounts of $95,422 and $76,009 for fiscal years 2023 and 2022, respectively. Ms. Johns received (A) an employer 401(k) contribution in the amounts of $0 and $18,300 for fiscal years 2023 and 2022, respectively, and (B) payments for executive health or supplemental medical insurance premiums in the amounts of $0 and $34,463 for fiscal years 2023 and 2022, respectively. For 2022, all other compensation for Ms. Johns includes the following in connection with payments received under the Stefanie Johns Separation Agreement and General Release, dated December 9, 2022, pursuant to which Ms. Johns was entitled to the following payments for the fiscal year ended on December 31, 2022:

Name	Separation Payment	Total of All Other Compensation
Stefanie Jones	$132,500	$132,500

Employment Agreements

Robb Knie Employment Agreement

On March 28, 2023, we entered into an employment agreement (the “2023 Knie Employment Agreement”) with Robb Knie, pursuant to which Mr. Knie continues to serve as our Chief Executive Officer. The term of the 2023 Knie Employment Agreement will continue for a period of three years from the date of execution and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to review at least six months prior to the expiration of the then effective term. Mr. Knie’s base salary is $450,000 per year. Mr. Knie is eligible to receive an annual bonus of up to $350,000 per year at the discretion of the compensation committee of the Company, based upon the achievement of Company and individual performance targets established by the compensation committee. Under the 2023 Knie Employment Agreement, Mr. Knie is also entitled to receive equity-based compensation awards. In addition, the 2023 Knie Employment Agreement contains standard non-competition and non-solicitation provisions. Mr. Knie is also eligible to receive additional equity-based compensation awards as the Company may grant from time to time. The 2023 Knie Employment Agreement further provides for standard expense reimbursement, vacation time and other standard executive benefits.

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

Equity Grant Practices

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on May 4, 2018 upon approval of the 2018 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. Pursuant to the 2018 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2023, the outstanding option awards under the 2018 Plan total 79,360, as described in the table “Option Awards” below.

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which was approved by stockholders on August 18, 2023. Pursuant to the Amended and Restated 2022 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2023, the outstanding option awards under the Amended and Restated 2022 Plan total 90,000, as described in the table “Option Awards” below.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive Based on the review of the Company’s performance for calendar year 2023, the board, in its sole discretion, determined to pay the bonuses to the named executive officers listed in the summary compensation table above.

401(k) Plan

The Company maintains a defined contribution employee retirement plan, or 401(k) plan, for its employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. The Company will match a participant’s contribution 100% up to 6% of their compensation, subject to statutory limits.

Perquisites

Perquisites are not a material component of compensation. In general, named executive officers do not receive reimbursements for meals, airlines, and travel costs, other than those costs allowed for all employees. During 2023, no named executive officers received an allowance from the Company or any of the above or a reimbursement for any expense incurred for non-business purposes.

Outstanding Equity Awards at December 31, 2023

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2023. There were no stock awards or other equity awards outstanding as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	10,000	(1)	-	$131.50	12/24/2029
	3,201	(2)	-	$76.25	7/21/2030
	9,000	(3)	-	$52.75	1/29/2031
	20,000	(4)	-	$14.75	3/16/2032
	40,000	(5)	-	$2.59	7/17/2033

(1)	Stock options granted to Robb Knie vested in full immediately upon grant.

(2)	Stock options granted to Robb Knie vested in full immediately upon grant.

(3)	Stock options granted to Robb Knie vested in full immediately upon grant.

(4)	Stock options granted to Robb Knie vested in full immediately upon grant.

(5)	Stock options granted to Robb Knie vested in full immediately upon grant.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2023.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jeff Pavell	50,000	-	15,210	-	-	-	65,210
David Sarnoff	50,000	-	15,210	-	-	-	65,210
Graig Springer	50,000	-	15,210	-	-	-	65,210
Wayne Linsley	50,000	-	15,210	-	-	-	65,210

(1)	Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 6, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the fiscal year ended 2023 included in this Annual Report on Form 10-K for the year ended 2023 for more information regarding the Company’s accounting for share-based compensation plans.

(2)	On July 17, 2023, Jeff Pavell was granted ten-year options to purchase up to 7,500 shares of the Company’s common stock at an exercise price of $2.59, which options vested in full upon grant.

On July 17, 2023, David Sarnoff was granted ten-year options to purchase up to 7,500 shares of the Company’s common stock at an exercise price of $2.59, which options vested in full upon grant.

On July 17, 2023, Graig Springer was granted ten-year options to purchase up to 7,500 shares of the Company’s common stock at an exercise price of $2.59, which options vested in full upon grant.

On July 17, 2023, Wayne Linsley was granted ten-year options to purchase up to 7,500 shares of the Company’s common stock at an exercise price of $2.59, which options vested in full upon grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Robb Knie	340,331	(3)	7.22%
Wayne Linsley	36,154	(4)	*
David Sarnoff	38,420	(5)	*
Graig Springer	177,067	(6)	3.87%
Jeff Pavell	35,882	(7)	*
All Named Executive Officers and Directors as a Group (5 persons)	629,545		12.61%
5% or Greater Shareholders:
Armistice Capital, LLC (8) 510 Madison Avenue, 7th Floor New York, New York 10022	228,278	(9)	5.18%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 590 Madison Ave, 21st Floor, New York, New York 10022 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 4,403,804 shares of common stock outstanding on March 26, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 26, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes options to purchase up to 307,200 shares of the Company’s common stock.

(4)	Includes options to purchase up to 36,020 shares of the Company’s common stock.

(5)	Includes options to purchase up to 37,4204 shares of the Company’s common stock.

(6)	Includes (i) 134 shares of the Company’s common stock held by Graig Springer, (ii) options to purchase up to 36,020 shares of the Company’s common stock held by Graig Springer, (iii) 1,113 shares of the Company’s common stock held by Mr. Springer’s spouse and (iv) options to purchase up to 139,800 shares of the Company’s common stock held by Mr. Springer’s spouse. Mr. Springer’s spouse is an employee of the Company.

(7)	Excludes 1,693 shares of the Company’s common stock that are subject to vesting.

(8)

Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), and shares voting and investment power with respect to these shares in this capacity. As manager of Armistice Capital, Steven Boyd also shares voting and investment power on behalf of Master Fund. Each of Armistice Capital and Mr. Boyd disclaims beneficial ownership over the securities listed except to the extent of their pecuniary interest therein. Amount of shares beneficially owned by Master Fund prior to the offering is based upon the Schedule 13G/A filed by the Master Fund on February 14, 2024.

(9)	Includes warrants to purchase 228,278 shares of the Company’s common stock. The warrants are subject to a beneficial ownership limitation of 4.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. Amount of shares beneficially owned by Master Fund prior to the offering is based upon the Schedule 13G/A filed by the Master Fund on February 14, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	181,205	$25.03	586,990
Equity compensation plans not approved by security holders	-	-	-
Total	181,205		586,990

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and December 31, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third-party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

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

Director Independence

Our board of directors determined that a majority of the board during the year ended December 31, 2023 consisted of members who were “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considered Wayne Linsley, David Sarnoff, Graig Springer and Jeff Pavell to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by WithumSmith+Brown, PC as described below:

	2023	2022
Audit Fees	$193,758	$149,791
Audit Related Fees	-	-
Tax Fees	9,800	6,650
All Other Fees	-	-
Total	$203,558	$156,441

Audit Fees: Audit fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $193,758 and $149,791 of such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022, respectively.

Audit-Related Fees: Audit related fees consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

Tax Fees: Tax fees consist of fees for professional services, including tax compliance performed by WithumSmith+Brown, PC. There were $9,800 and $6,650 of such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

3.6	Amendment to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 22, 2022)

3.7	Certificate of Change dated October 20, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 24, 2022)

3.8	Certificate of Designation dated November 2, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 3, 2022)

3.9	Certificate of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2022)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2020)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

4.5*	Form of Warrant

4.6	Description of the Registrant’s Securities (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.1+	Amended and Restated Employment Agreement between Hoth Therapeutics, Inc. and Robb Knie (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 20, 2019)

10.2	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.3+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on February 4, 2022)

10.4	Renewal Agreement with Regus dated July 22, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.6+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.7	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.8	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.10	License Agreement with North Carolina State University dated November 20, 2019 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2020)

10.11	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.12#	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 18, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2020)

10.13#	Sublicense Agreement by and between the Company and Isoprene Pharmaceutics, Inc. dated July 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 5, 2020)

10.14	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020)

10.15	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020)

10.16	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 13, 2020)

10.17	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 13, 2020)

10.18	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 13, 2020)

10.19	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 13, 2020)

10.20	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2020)

10.21+	Employment Agreement by and between the Company and Stefanie Johns dated August 28, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2020)

10.22	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 8, 2021)

10.23	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 8, 2021)

10.24	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 8, 2021)

10.25+	First Amendment to the Employment Agreement between Hoth Therapeutics, Inc. and Stefanie Johns (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 29, 2021)

10.26	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2021)

10.27	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2021)

10.28	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2021)

10.29	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2021)

10.30+	First Amendment to the Amended and Restated Employment Agreement between the Company and Robb Knie dated June 25, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2021)

10.31+	Second Amendment to the Employment Agreement between the Company and Stefanie Johns dated June 25, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2021)

10.32+	Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2022)

10.33+	Third Amendment to Employment Agreement by and between the Company and Stefanie Johns dated November 10, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 10, 2022)

10.34+	Separation Agreement and General Release by and between the Company and Stefanie Johns dated December 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 13, 2022)

10.35+	Employment Agreement by and between the Company and Robb Knie dated as of March 28, 2023 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.36*	Form of Warrant Inducement Agreement

21.1*	Subsidiaries of the registrant

23.1*	Consent of WithumSmith+Brown, PC

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because it is both not material and is the type of information that the Company treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2024.

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

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 28, 2024
Robb Knie	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	March 28, 2024
David Briones	(Principal Financial and Accounting Officer)

/s/ Wayne Linsley	Director	March 28, 2024
Wayne Linsley

/s/ David B. Sarnoff	Director	March 28, 2024
David B. Sarnoff

/s/ Graig Springer	Director	March 28, 2024
Graig Springer

/s/ Jeff Pavell	Director	March 28, 2024
Jeff Pavell