Form 10-Q
period 2024-03-31
Hoth Therapeutics, Inc.
filed 2024-05-14
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 001-38803

Hoth Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1553794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

590 Madison Ave., 21st Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 13, 2024 was 4,888,804.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of our products;

●	the ultimate impact of any health epidemics on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures and geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine and the conflict between Israel and Gaza; and

●	our cash needs and financing plans.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,562,628	$9,292,352
Prepaid expenses and other current assets	293,160	135,361
Deferred offering cost	550,500	-
Total Current Assets	8,406,288	9,427,713

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	48,222	55,165
Investment in joint ventures at fair value	36,819	37,400
Total Non-current Assets	85,041	92,565
Total Assets	$8,491,329	$9,520,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$360,905	$35,592
Accrued expenses	249,608	614,226
Operating lease liability, current portion	29,321	28,839
Total Current Liabilities	639,834	678,657

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	18,901	26,326
Total Long-Term Liabilities	18,901	26,326
Total Liabilities	658,735	704,983

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding on March 31, 2024 and December 31, 2023	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding on March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,403,804 and 4,348,129 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	440	435
Additional paid-in capital	62,795,951	61,732,106
Accumulated deficit	(54,985,289)	(52,944,506)
Accumulated other comprehensive income	21,492	27,260
Total Stockholders’ Equity	7,832,594	8,815,295
Total Liabilities and Stockholders’ Equity	$8,491,329	$9,520,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023

OPERATING COSTS AND EXPENSES:
Research and development expense	$465,896	$938,878
General and administrative expenses	1,588,262	1,253,939

Total operating expenses	2,054,158	2,192,817

LOSS FROM OPERATIONS	(2,054,158)	(2,192,817)

OTHER INCOME (EXPENSES), NET:
Unrealized loss on marketable securities	-	(18,803)
Change in fair value of investment in joint ventures	(581)	-
Dividend income	13,956	28,113

Total other income (expenses), net	13,375	9,310

NET LOSS	$(2,040,783)	$(2,183,507)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.46)	$(0.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,398,909	2,482,824

COMPREHENSIVE LOSS:
Net loss	$(2,040,783)	$(2,183,507)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,768)	5,370

Total comprehensive loss	$(2,046,551)	$(2,178,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2024
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,944,506)	$27,260	$8,815,295
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	513,350	-	-	513,350
Deferred offering cost related to warrant inducement	-	-	550,500	-	-	550,500
Cumulative translation adjustment	-	-	-	-	(5,768)	(5,768)
Net loss	-	-	-	(2,040,783)	-	(2,040,783)

Balance, March 31, 2024	4,403,804	$440	$62,795,951	$(54,985,289)	$21,492	$7,832,594

	For the Three Months Ended March 31, 2023
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2022	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	1,860,000	186	1,674	-	-	1,860
Stock-based compensation	-	-	10,630	-	-	10,630
Common stock and warrants issued in private placement, net of offering costs	140,000	14	8,909,516	-	-	8,909,530
Cumulative translation adjustment	-	-	-	-	5,370	5,370
Net loss	-	-	-	(2,183,507)	-	(2,183,507)

Balance, March 31, 2023	3,302,113	$330	$59,120,450	$(47,282,623)	$27,376	$11,865,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,040,783)	$(2,183,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	-	8,125
Stock-based compensation	513,350	10,630
Unrealized loss on marketable securities	-	18,803
Change in fair value of investment in joint ventures	581	-
Changes in operating assets and liabilities:
Prepaid expenses	(157,799)	(96,244)
Accounts payable and accrued expenses	(39,305)	(47,225)

NET CASH USED IN OPERATING ACTIVITIES	(1,723,956)	(2,289,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	-	8,909,530
Proceeds from exercise of warrants	-	1,860

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,911,390

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,723,956)	6,621,972

Effect of exchange rate changes on cash and cash equivalents	(5,768)	(6,201)

CASH AND CASH EQUIVALENTS - beginning of period	9,292,352	6,428,611

CASH AND CASH EQUIVALENTS - end of period	$7,562,628	$13,044,382

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in deferred offering cost and additional paid-in capital	$550,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). The Company also has interests in certain other assets being developed by third parties (see Note 4 to the condensed consolidated financial statements for a discussion of the Company’s agreement with Zylö Therapeutics, Inc.).

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

The Company has incurred losses and generated negative cash flows from operations since its inception. At March 31, 2024, the Company had an accumulated deficit of $55.0 million and cash and cash equivalents of $7.6 million. The Company has funded its operations from proceeds from the sale of equity and debt securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with a holder (the “Holder”) of certain of the Company’s existing warrants (the “January 2023 Existing Warrants”) to exercise for cash an aggregate of 2,500,000 of the January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share, the Holder exercised the 2,500,000 January 2023 Existing Warrants and was to be issued up to 2,500,000 shares of the Company’s common stock (the “Warrant Shares”) for gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by the Company. In accordance with the terms of the inducement offer agreement, the Company shall only issue such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares to be held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the January 2023 Existing Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price shall be due and payable) (see Notes 5 and 7 to the condensed consolidated financial statements).

NOTE 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai, which was incorporated under the laws of Nevada on October 4, 2023, and Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain line items on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 have been reclassified to conform to the current period presentation. Research and development - licenses acquired (including stock-based compensation) of $48,033 was reclassified to research and development. Compensation and related expenses (including stock-based compensation) of $295,564, professional fees (including stock-based compensation) of $616,375, rent of $15,120, and other general and administrative expense of $326,880 were consolidated into one general and administrative line item. These reclassifications did not change our reported net loss or comprehensive loss for the three months ended March 31, 2023.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports, proxy statements and registration statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 107 of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”), for complying with new or revised accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which it has total annual gross revenues of $1.235 billion or more; (ii) the last day of its fiscal year following the fifth anniversary of the date of its initial public offering, which would be December 31, 2024; (iii) the date on which it has issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the SEC. After the Company is no longer deemed to be an emerging growth company, it will no longer have the ability to delay the adoption of new or revised accounting standards, or to take advantage of reduced corporate governance disclosures.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s condensed consolidated financial statements relate to stock-based compensation, the valuation of modified warrants, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 28, 2024.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $7,562,628 and $9,292,352 as of March 31, 2024 and December 31, 2023, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in foreign bank accounts totaled $0.1 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

Concentrations of credit risk and off-balance sheet risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liability, current and lease liability, on the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation to make lease payments in exchange for the ability to use the asset for the duration of the lease term.

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

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the three months ended March 31, 2024 and 2023, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

Investment in joint ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note 4 of these unaudited condensed consolidated financial statements.

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

Stock-based compensation

The Company accounts for stock-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. Options are generally issued fully vested. The Company accounts for forfeited awards as they occur.

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

	As of March 31,
Potentially dilutive securities	2024	2023
Warrants	3,836,848	3,002,840
Options	617,362	104,651
Non-vested restricted stock awards	1,693	3,384
Total	4,455,903	3,110,875

Recent accounting pronouncements

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired  during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
The George Washington University	$1,250	$41,158
North Carolina State University	1,562	-
Virginia Commonwealth University	-	6,250
University of Cincinnati	-	625
	$2,812	$48,033

The George Washington University

During the three months ended March 31, 2024 and 2023, the Company recorded an expense of $0 and $30,000, respectively, related to the initiation of a clinical trial. The Company also recorded an expense of $8,658 for the three months ended March 31, 2023 related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). Further, during the three months ended March 31, 2024 and 2023, the Company recorded expenses of $1,250 and $2,500, respectively, for license fees.

North Carolina State University

During the three months ended March 31, 2024 and 2023, the Company recognized expenses of $1,562 and $0, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Virginia Commonwealth University

During the three months ended March 31, 2024 and 2023, the Company recognized expenses of $0 and $6,250, respectively, for license fees associated with the exclusive license agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated as of May 18, 2020.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three months ended March 31, 2024 and 2023, the Company recognized expenses of $0 and $625, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences dated May 14, 2020.

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on March 31, 2024 and December 31, 2023:

	Fair value measured on March 31, 2024
	Total at March 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2023
	Total at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$37,400	$—	$—	$37,400

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and 2023:

Investment in joint venture for the three months ended March 31, 2024
Investment in joint ventures at fair value at December 31, 2023	$37,400
Change in fair value of investments in joint ventures	(581)
Investment in joint ventures at fair value at March 31, 2024	$36,819

Investment in joint venture for the three months ended March 31, 2023
Investment in joint ventures at fair value at December 31, 2022	$33,000
Change in fair value of investments in joint ventures	—
Investment in joint ventures at fair value at March 31, 2023	$33,000

Investment in joint ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the condensed consolidated statements of operations and comprehensive loss.

The value at which the Company’s investment in joint ventures is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock and as of March 31, 2024 and December 31, 2023, valued its share price at $0.167 and $0.17 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

As of February 23, 2024, the Company acquired 22,000 shares of Class B Common stock of Atticus Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-10 ratio of current shares and were instructed on April 5, 2024 that the 409A valuation of the shares is $79, or $0.0036 per share, pursuant to the February 2024 valuation ratified by Zylö’s board of directors.

The valuations reflect a probability-weighted present value of expected future investment returns considering certain possible outcomes and the rights of each class of Zylö’s equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at a risk-adjusted discount rate and probability weighted to determine the value for the Class B common stock. Significant unobservable inputs in the valuation include: (i) probabilities of each scenario, (ii) timing of occurrence, (iii) future valuation; (iv) and the risk-adjusted discount rate.

The consolidated investment in Zylö was valued at $36,819 and $37,400 as of March 31, 2024 and December 31, 2023, respectively.

NOTE 5 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of March 31, 2024 and December 31, 2023, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock and 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of March 31, 2024 and December 31, 2023, no Series A preferred shares are issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of March 31, 2024 and December 31, 2023, no Series B preferred shares are issued and outstanding.

Common Shares

Common Stock Issued for Warrant Exercise

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of 55,675 pre-funded warrants.

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

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the three months ended March 31, 2024 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2023	1,693	3.16
Granted	—	—
Vested	—	—
Nonvested at March 31, 2024	1,693	3.16

As of March 31, 2024, approximately $1,878 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.75 years on March 31, 2024.

Stock Options

On January 5, 2024, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued an aggregate of 450,000 options to the Company’s employees and directors to purchase 450,000 shares of the Company’s common stock at an exercise price of $1.36 per share. The options vested immediately and expire on January 5, 2034. The aggregate grant date fair value of these options was $512,685, which was recorded as stock-based compensation during the three months ended March 31, 2024.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Exercise price	$1.36	$-
Term (years)	5.0	-
Expected stock price volatility	120.00%	-%
Risk-free rate of interest	4.02%	-%

A summary of option activity under the Company’s stock option plan for the three months ended March 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	169,362	$26.78	$—	8.4
Employee options issued	450,000	$1.36	—	—
Expired	(2,000)	147.0	—	—
Outstanding as of March 31, 2024	617,362	$7.86	$—	9.4
Options vested and exercisable as of March 31, 2024	617,362	$7.86	$—	9.4

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Employee and director stock option awards	$512,685	$—
Non-employee restricted stock awards	665	1,972
Non-employee stock warrant awards	-	8,658
	$513,350	$10,630

Employee and director related stock-based compensation was included in compensation and related expenses, and non-employee related stock-based compensation was included in professional fees and research and development related with licenses acquisition in the condensed consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$-	$8,658
General and administrative	513,350	1,972
	$513,350	$10,630

Warrants

On March 27, 2024, the Company entered into an inducement offer agreement with the Holder of the January 2023 Existing Warrants to immediately exercise for cash an aggregate 2,500,000 of the January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share for gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by the Company. The exercised January 2023 Existing Warrants were issued pursuant to a securities purchase agreement dated December 29, 2022 by and between the Company and the Holder. Each January 2023 Existing Warrant was exercisable for a period of five and one-half years from the issuance date at an original exercise price of $5.00 per share. As an inducement to such exercise, the Company agreed to issue new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately upon issuance and will expire on July 3, 2028. On April 1, 2024, the Holder of the January 2023 Existing Warrants exercised such warrants, and the Company issued the investor 3,750,000 new warrants. Additionally, in connection with the January 2023 Existing Warrants exercise, the Company issued 125,000 placement agent warrants, which are exercisable until July 3, 2028 at an exercise price of $2.0969 per share. (see Note 7 to the condensed consolidated financial statements).

The amendment to the January 2023 Existing Warrants on March 27, 2024 to lower the exercise price thereof and issue unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock (the “April 2024 Inducement Warrants”) is considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders to cash exercise their warrants, resulting in the exercise of the January 2023 Existing Warrants on April 1, 2024. In connection with the January 2023 Existing Warrants exercise on April 1, 2024, the Company raised equity capital and generated net proceeds for the Company of approximately $3.8 million, after deducting placement agent fees and other offering expenses payable by the Company. The total fair value of the consideration of the modification includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants amounted to $550,500, which is reflected as a deferred offering cost on the accompanying unaudited condensed consolidation balance sheet as of March 31, 2024. The deferred offering cost will be netted against the net proceeds received on April 1, 2024.

The fair value of the January 2023 Existing Warrants on the modification date were estimated using the Black-Scholes option-pricing model with the following assumptions:

March 27, 2024
Exercise price	$1.6775 to $5.00
Term (years)	4.25
Expected stock price volatility	109.8%
Risk-free rate of interest	4.18%

A summary of warrant activity for the three months ended March 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	4,213,515	$7.01	$—	4.5
Issued	—	—	—	—
Expired	(320,992)	48.02	—	—
Exercised	(55,675)	—	—	—
Outstanding as of March 31, 2024	3,836,848	5.40	—	4.26
Warrants exercisable as of March 31, 2024	3,836,268	$5.40	$—	4.26

The Company has determined that the warrants should be accounted for as a component of stockholders’ equity.

NOTE 6 - Commitments and Contingencies

Office lease

Effective November 2023, the Company leased office space for a two-year term. The Company’s office lease contains a renewal option. The Company has evaluated several factors in assessing whether there is reasonable certainty that the Company will exercise its contractual renewal option concluding that it is not reasonably certain to exercise such option. As it is not reasonably certain to be exercised, the Company excluded the renewal term in determining the lease term used in calculating the right-of-use asset and lease liability. Prior to entering into this lease, the Company has not entered into any lease arrangements in excess of 12 months.

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$8,617	$—
Short term lease expense	4,653	15,120
Total lease cost	$13,270	$15,120

Right-of-use asset for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
Office lease right-of-use asset	$59,698	$59,698
Less accumulated amortization	(11,476)	(4,533)
Total right-of-use asset, net	$48,222	$55,165

Operating lease liability for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
Current portion of operating lease liability	$29,321	$28,839
Long-term portion of operating lease liability	18,901	26,326
Total operating lease liability	$48,222	$55,165

Supplemental cash flow information related to the Company’s leases for the three months ended March 31, 2024 were as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,196

The weighted-average remaining lease term for the operating lease is 1.25 years and the weighted-average incremental borrowing rate is 10% as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, future minimum lease payments required under operating leases are as follows:

2025	$32,784
2026	19,124
Total minimum lease payments	$51,908
Less: effects of discounting	(3,686)
Present value of future minimum lease payments	$48,222

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

Warrant inducement and warrant exercise

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by the Company (see Note 5 to the condensed consolidated financial statements). In connection with such exercise, the Company was to issue up to 2,500,000 shares of its common stock upon the exercise of the January 2023 Existing Warrants for net proceeds of approximately $3.8 million, after deducting placement agent fees and other offering expenses of $436,450. As an inducement to such exercise, the Company issued the April 2024 Inducement Warrants. In accordance with the terms of the inducement offer agreement, the Company shall only issue such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares to be held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance with the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the January 2023 Existing Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price shall be due and payable). On April 1, 2024, the Company issued 485,000 common shares to the Holder and 2,015,000 shares are held in abeyance for future issuance.

Additionally, in connection with the exercise of the January 2023 Existing Warrants, the Company issued 125,000 placement agent warrants at an exercise price of $2.0969 per share. The April 2024 Inducement Warrants and the placement agent warrants are exercisable immediately upon issuance and will expire on July 3, 2028.

On April 1, 2024, in connection with the issuance of the April 2024 Inducement Warrants and the placement agent warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the April 2024 Inducement Warrant and placement agent warrants amounted to $4,166,800, which are considered offering costs and will be netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Operating Costs and Expenses

Research and Development Expenses

For the three months ended March 31, 2024, research and development expenses were approximately $0.4 million, of which approximately $3,000 was related to licenses acquired and approximately $0.5 million was related to other research and development expenses. Specifically, during the quarter ended March 31, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $281,000 related to manufacturing, preclinical and clinical activities; (ii) HT-ALZ, approximately $16,000 related to preclinical studies; (iii) HT-KIT, approximately $77,000 related to manufacturing and preclinical activities; and (iv) HT-004, approximately $51,000 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $37,000 payable to members of our scientific advisory board for services.

For the three months ended March 31, 2023, research and development expenses were approximately $0.9 million, of which approximately $48,000 was related to licenses acquired and approximately $0.9 million was related to other research and development expenses. Specifically, during the quarter ended March 31, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $13,000 related to manufacturing costs; (ii) HT-001, approximately $0.6 million related to manufacturing, preclinical and clinical activities; and (iii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $57,000 payable to members of our scientific advisory board for services.

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

Compensation, Professional Fees, Rent and Other (“General and Administrative Expenses”)

During the three months ended March 31, 2024, we incurred General and Administrative Expenses of approximately $1.6 million as compared to approximately $1.3 million during the three months ended March 31, 2023, an increase of approximately $300,000. The increase was primarily attributed to an increase in stock-based compensation of approximately $500,000 related to the issuance stock options to executives and board of director members, offset by a decrease in other compensation and related expenses of approximately $100,000, a decrease in professional fees of approximately $60,000, and a reduction in other general and administrative expenses.

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

Net Loss

For the three months ended March 31, 2024 and 2023, we incurred a net loss of approximately $2.0 million, or $0.46 per common share (basic and diluted), and $2.2 million, or $0.88 per common share (basic and diluted), respectively, a decrease of approximately $0.1 million.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of March 31, 2024, we had approximately $7.6 million in cash and cash equivalents, working capital of approximately $7.8 million and an accumulated deficit of approximately $55.0 million. Net cash used in operating activities was $1.7 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. We incurred net losses of approximately $2.0 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

On April 1, 2024, in connection with a March 27, 2024 inducement offer agreement with a holder (the “Holder”) of certain of its existing warrants (“January 2023 Existing Warrants”) to immediately exercise for cash an aggregate 2,500,000 January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share, we were to issue up to 2,500,000 shares (the “Warrant Shares”) of our common stock upon the exercise of the 2,500,000 January 2023 Existing Warrants for net proceeds of approximately $3.8 million, after deducting placement agent fees and other offering expenses of approximately $0.4 million. In accordance with the terms of the inducement offer agreement, we shall only issue such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares to be held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance with the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the January 2023 Existing Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price shall be due and payable). As of April 1, 2024, the Company issued 485,000 common shares to the Holder and 2,015,000 shares are held in abeyance for future issuance.

As an inducement to such exercise, the Company issued new unregistered warrants to the warrant holder to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately upon issuance and will expire on July 3, 2028. Additionally, in connection with this exercise, the Company issued 125,000 placement agent warrants at an exercise price of $2.0969 per share. The placement agent warrants are exercisable immediately upon issuance and will expire on July 3, 2028.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash used in operations was approximately $1.7 million, which primarily resulted from a net loss of approximately $2.0 million, adjusted for the add back of stock-based compensation of approximately $0.5 million, and changes in operating assets and liabilities consisting of an increase in prepaid expenses and other current assets of approximately $158,000 and a net decrease in accounts payable and accrued expenses of approximately $39,000.

For the three months ended March 31, 2023, net cash used in operations was approximately $2.3 million, which primarily resulted from a net loss of approximately $2.2 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2024 and 2023, there was no net cash provided by investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, we had no financing activities.

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

Stock-based compensation

The Company accounts for stock-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s long-term incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of grant. Options are generally issued fully vested. The Company accounts for forfeited awards as they occur.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes to address the remediation of the material weakness as discussed above.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of New Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2024)

10.1	Form of Inducement Letter (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)