Form 10-Q
period 2024-06-30
Hoth Therapeutics, Inc.
filed 2024-08-09
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2024

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 8, 2024 was 6,903,804.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,654,837	$9,292,352
Prepaid expenses and other current assets	299,708	135,361
Total Current Assets	9,954,545	9,427,713

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	41,104	55,165
Investment in joint ventures at fair value	36,819	37,400
Total Non-Current Assets	77,923	92,565

Total Assets	$10,032,468	$9,520,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$333,346	$35,592
Accrued expenses	317,410	614,226
Operating lease liability, current portion	30,060	28,839
Total Current Liabilities	680,816	678,657

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	11,044	26,326
Total Long-Term Liabilities	11,044	26,326

Total Liabilities	691,860	704,983

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding on June 30, 2024 and December 31, 2023	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding on June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,358,804 and 4,348,129 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	536	435
Additional paid-in capital	65,934,709	61,732,106
Accumulated deficit	(56,617,763)	(52,944,506)
Accumulated other comprehensive income	23,126	27,260
Total Stockholders’ Equity	9,340,608	8,815,295

Total Liabilities and Stockholders’ Equity	$10,032,468	$9,520,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET REVENUES	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	566,335	652,202	1,032,231	1,591,080
General and administrative expenses	1,079,504	1,056,427	2,667,766	2,310,366

Total operating expenses	1,645,839	1,708,629	3,699,997	3,901,446

LOSS FROM OPERATIONS	(1,645,839)	(1,708,629)	(3,699,997)	(3,901,446)

OTHER INCOME (EXPENSES), NET:
Unrealized loss on marketable securities	-	(165,950)	-	(184,753)
Change in fair value of investment in joint venture	-	-	(581)	-
Dividend income	13,365	1,548	27,321	29,661

Total other income (expenses), net	13,365	(164,402)	26,740	(155,092)

NET LOSS	$(1,632,474)	$(1,873,031)	$(3,673,257)	$(4,056,538)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.24)	$(0.57)	$(0.65)	$(1.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	6,876,331	3,302,113	5,637,621	2,894,732

COMPREHENSIVE LOSS:
Net loss	$(1,632,474)	$(1,873,031)	$(3,673,257)	$(4,056,538)

Other comprehensive (loss) income:
Foreign currency translation adjustment	1,634	(51,088)	(4,134)	(45,718)

Total comprehensive loss	$(1,630,840)	$(1,924,119)	$(3,677,391)	$(4,102,256)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the Three and Six Months Ended June 30, 2024
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,944,506)	$27,260	$8,815,295
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	513,350	-	-	513,350
Deferred offering cost related to warrant inducement	-	-	550,500	-	-	550,500
Cumulative translation adjustment	-	-	-	-	(5,768)	(5,768)
Net loss	-	-	-	(2,040,783)	-	(2,040,783)

Balance, March 31, 2024	4,403,804	440	62,795,951	(54,985,289)	21,492	7,832,594
Exercise of pre-funded warrants	-	-	-	-	-	-
Stock-based compensation	-	-	7,054	-	-	7,054
Common shares issued and issuable for exercise of warrants (1)	955,000	96	3,682,204	-	-	3,682,300
Deferred offering cost related to warrant inducement	-	-	(550,500)	-	-	(550,500)
Cumulative translation adjustment	-	-	-	-	1,634	1,634
Net loss	-	-	-	(1,632,474)	-	(1,632,474)

Balance, June 30, 2024	5,358,804	$536	$65,934,709	$(56,617,763)	$23,126	$9,340,608

	For the Three and Six Months Ended June 30, 2023
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2022	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	1,860,000	186	1,674	-	-	1,860
Stock-based compensation	-	-	10,630	-	-	10,630
Common stock and warrants issued in private placement, net of offering costs	140,000	14	8,909,516	-	-	8,909,530
Cumulative translation adjustment	-	-	-	-	5,370	5,370
Net loss	-	-	-	(2,183,507)	-	(2,183,507)

Balance, March 31, 2023	3,302,113	330	59,120,450	(47,282,623)	27,376	11,865,533
Stock-based compensation	-	-	9,748	-	-	9,748
Cumulative translation adjustment	-	-	-	-	(51,088)	(51,088)
Net loss	-	-	-	(1,873,031)	-	(1,873,031)

Balance, June 30, 2023	3,302,113	$330	$59,130,198	$(49,155,654)	$(23,712)	$9,951,162

(1)	Represents the aggregate fair value of 2,500,000 shares of common stock, which includes 955,000 shares that have been issued and 1,545,000 shares held in abeyance (See Note 5 – Stockholders’ Equity – Warrants for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,673,257)	$(4,056,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	-	8,750
Stock-based compensation	520,404	20,378
Unrealized loss on marketable securities	-	184,753
Change in fair value of investment in joint ventures	581	-
Changes in operating assets and liabilities:
Prepaid expenses	(164,347)	(227,391)
Accounts payable and accrued expenses	938	330,933

NET CASH USED IN OPERATING ACTIVITIES	(3,315,681)	(3,739,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	-	8,909,530
Proceeds from exercise of warrants	3,682,300	1,860

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,682,300	8,911,390

NET INCREASE IN CASH AND CASH EQUIVALENTS	366,619	5,172,275

Effect of exchange rate changes on cash and cash equivalents	(4,134)	(56,084)

CASH AND CASH EQUIVALENTS - beginning of period	9,292,352	6,428,611

CASH AND CASH EQUIVALENTS - end of period	$9,654,837	$11,544,802

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in deferred offering cost and additional paid-in capital	$550,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd, collectively, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). The Company also has interests in certain other assets being developed by third parties including a treatment for patients with lupus that is being developed by Zylö Therapeutics, Inc. and potential product candidates being developed pursuant to our agreement with Voltron Therapeutics, Inc. for the prevention of COVID-19 (see Note 4 to the unaudited condensed consolidated financial statements for a discussion of the Company’s agreement with Zylö Therapeutics, Inc.).

Liquidity and capital resources

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the Company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the unaudited condensed consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company has incurred losses and generated negative cash flows from operations since its inception. At June 30, 2024, the Company had an accumulated deficit of $56.6 million and cash and cash equivalents of $9.7 million. The Company has funded its operations from proceeds from the sale of equity and debt securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with a holder (the “Holder”) of certain of the Company’s existing warrants (the “January 2023 Existing Warrants”) to exercise, for cash, an aggregate of 2,500,000 of the January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share, the Holder exercised the 2,500,000 January 2023 Existing Warrants and was to be issued 2,500,000 shares of the Company’s common stock (the “Warrant Shares”) for gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by the Company. As of June 30, 2024, 1,545,000 of the Warrant Shares were held in abeyance and were not reflected as issued and outstanding common shares on the accompanying condensed consolidated balance sheet, in accordance with the terms of the inducement offer agreement. Pursuant to the inducement offer agreement, the Company only issued such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the January 2023 Existing Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price shall be due and payable) (see Notes 5 to the unaudited condensed consolidated financial statements). As of June 30, 2024, 955,000 Warrant Shares have been issued. On July 24, 2024, the remaining 1,545,000 Warrants Shares were issued and no Warrant Shares remain to be issued.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai, which was incorporated under the laws of Nevada on October 4, 2023, and Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain line items on the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 have been reclassified to conform to the current period presentation. For the three months ended June 30, 2023, research and development - licenses acquired (including stock-based compensation) of $11,243 was reclassified to research and development expense, and compensation and related expenses (including stock-based compensation) of $518,476, professional fees (including stock-based compensation) of $483,883, rent of $7,897, and other general and administrative expense of $46,171 were consolidated into one general and administrative expenses line item. For the six months ended June 30, 2023, research and development - licenses acquired (including stock-based compensation) of $59,276 was reclassified to research and development expenses, and compensation and related expenses (including stock-based compensation) of $814,040, professional fees (including stock-based compensation) of $1,100,258, rent of $23,017, and other general and administrative expense of $373,051 were consolidated into one general and administrative expenses line item. These reclassifications did not change the Company’s reported net loss or comprehensive loss for the three and six months ended June 30, 2023.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to stock-based compensation, the valuation of modified warrants, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 28, 2024.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $9,654,837 and $9,292,352 as of June 30, 2024 and December 31, 2023, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in foreign bank accounts totaled $0.1 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

Concentrations of credit risk and off-balance sheet risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liability, current and lease liability, on the Company’s unaudited condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation to make lease payments in exchange for the ability to use the asset for the duration of the lease term.

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

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the Company’s unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the six months ended June 30, 2024 and 2023, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

	As of June 30,
Potentially dilutive securities	2024	2023
Warrants	5,211,848	3,002,840
Options	617,362	104,651
Non-vested restricted stock awards	1,693	3,384
Total	5,830,903	3,110,875

Recent accounting pronouncements

Income Taxes (Topic 740)

In December 2023, the FASB issued guidance within ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold.

The ASU requires disclosure of the following information about income taxes paid on an annual basis:

●	Income taxes paid (net of refunds received), disaggregated by federal and state taxes and by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).

●	Income tax expense (or benefit) from continuing operations disaggregated by federal and state jurisdictions.

The ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. The Company is evaluating the impact that the adoption of this ASU will have on the Company’s consolidated financial statements, as it may require additional disclosures in the notes to the Company’s condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Segment Reporting (Topic 280)

In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

The amendments in this ASU are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this ASU:

●

Require disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment profit and loss.

●	Require disclosure on an annual and interim basis, an amount for other segment items (defined in this ASU) and a description of its composition.

●	Clarify that if the CODM uses more than one measure of the segment’s profit or loss in assessing performance, one or more of those additional measures may be reported.

●	Require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance.

This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on the Company’s condensed consolidated financial statements as the Company has a single reportable segment.

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
The George Washington University	$8,597	$10,618	$9,847	$51,776
North Carolina State University	1,563	—	3,125	—
Virginia Commonwealth University	—	—	—	6,250
University of Cincinnati	417	625	417	1,250
	$10,577	$11,243	$13,389	$59,276

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The George Washington University

During the three and six months ended June 30, 2024, the Company recorded expenses of $8,597 and $9,847, respectively, for license fees, including an expense of $6,389 and $6,389 for the three and six months ended June 30, 2024, respectively, related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”).

During the three and six months ended June 30, 2023, the Company recorded expenses of $10,618 and $51,776, respectively, for license fees, including an expense of $7,754 and $16,412 for the three and six months ended June 30, 2023, respectively, related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement. In addition, during the three and six months ended June 30, 2023, the Company recorded an expense of $0 and $30,000, respectively, related to the initiation of a clinical trial.

North Carolina State University

During the three and six months ended June 30, 2024, the Company recorded expenses of $1,563 and $3,125, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021. During the three and six months ended June 30, 2023, the Company did not recognize any expenses for license fees associated with such license agreement.

Virginia Commonwealth University

During the three and six months ended June 30, 2024, the Company did not recognize any expenses for license fees associated with the exclusive license agreement (the “VCU License Agreement”) by and between the Company and VCU dated May 18, 2020 that was terminated August 9 2023. During the three and six months ended June 30, 2023, the Company recognized expenses of $0 and $6,250, respectively, for license fees associated with the VCU License Agreement.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three and six months ended June 30, 2024, the Company recognized expenses of $417 and $417, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020 (“Chelexa Agreement”). During the three and six months ended June 30, 2023, the Company recognized expenses of $625 and $1,250, respectively, for license fees associated with the Chelexa Agreement.

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on June 30, 2024 and December 31, 2023:

	Fair value measured on June 30, 2024
	Total at June 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2023
	Total at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$37,400	$—	$—	$37,400

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and 2023:

Investment in joint venture for the three months ended June 30, 2024 and 2023

	For the Three Months Ended June 30,
	2024	2023
Investment in joint ventures at fair value – beginning of period	$36,819	$33,000
Change in fair value of investments in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$33,000

Investment in joint venture for the six months ended June 30, 2024 and 2023

	For the Six Months Ended June 30,
	2024	2023
Investment in joint ventures at fair value – beginning of period	$37,400	$33,000
Change in fair value of investments in joint ventures	(581)	-
Investment in joint ventures at fair value – end of period	$36,819	$33,000

Investment in joint ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in interest income and other, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

The value at which the Company’s investment in joint ventures is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock and as of June 30, 2024 and December 31, 2023, valued its share price at $0.167 and $0.17 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

On February 23, 2024, the Company acquired 22,000 shares of Class B Common stock of Atticus Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-10 ratio of current shares and were instructed on July 3, 2024 that the 409A valuation of the shares is $79, or $0.0036 per share, pursuant to the February 2024 valuation ratified by Zylö’s board of directors.

The valuations reflect a probability-weighted present value of expected future investment returns considering certain possible outcomes and the rights of each class of Zylö’s and Atticus Pharma’s equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at a risk-adjusted discount rate and probability weighted to determine the value for the Class B common stock. Significant unobservable inputs in the valuation include: (i) probabilities of each scenario, (ii) timing of occurrence, (iii) future valuation; (iv) and the risk-adjusted discount rate.

The consolidated investment in Zylö was valued at $36,819 and $37,400 as of June 30, 2024 and December 31, 2023, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

NOTE 5 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of June 30, 2024 and December 31, 2023, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock and 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the unaudited condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of June 30, 2024 and December 31, 2023, no Series A preferred shares are issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of June 30, 2024 and December 31, 2023, no Series B preferred shares are issued and outstanding.

Warrants

2023

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold (i) 140,000 shares of common stock, (ii) pre-funded warrants to purchase up to 1,860,000 shares of common stock (“December Pre-Funded Warrants”) and (iii) common stock warrants to purchase up to 2,500,000 shares of common stock (“December Common Stock Warrants”) at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each December Pre-Funded Warrant), in a private placement, for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis.

The measurement of fair value of the December Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $0.001, term of 30 years beginning January 3, 2023 (as these do not have an expiration date), volatility of 135.07%, risk-free rate of 3.88%, and expected dividend rate of 0%). The grant date fair value of the December Pre-Funded Warrants was estimated to be $12.2 million on January 3, 2023 and is reflected within additional paid-in capital as of June 30, 2023 as the Pre-Funded Warrants were determined to be equity classified.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The measurement of fair value of the December Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $5.00, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%). The grant date fair value of these December Common Stock Warrants was estimated to be $15.0 million on January 3, 2023 and is reflected within additional paid-in capital as of June 30, 2023 as the December Common Stock Warrants were determined to be equity classified.

On various dates in February 2023, the investor exercised all the December Pre-Funded Warrants for 1,860,000 shares of the Company’s common stock for net proceeds to the Company of $1,860.

In addition, pursuant to the terms of the offering, the Company issued the designees of the placement agent, H.C. Wainwright & Co., LLC, warrants to purchase up to 100,000 shares of the Company’s common stock (“December Wainwright Warrants”). The December Wainwright Warrants had a determined fair value of $591,090 as of the date of issuance. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As these December Wainwright Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such December Wainwright Warrants as a cost of capital on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $6.25, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%).

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of 55,675 pre-funded warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

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

As an inducement to such exercise, the Company agreed to issue new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “April 2024 Inducement Warrants”). The April 2024 Inducement Warrants are exercisable immediately upon issuance and will expire on July 3, 2028. On April 1, 2024, the Holder of the January 2023 Existing Warrants exercised such warrants, and the Company issued the investor 3,750,000 April 2024 Inducement Warrants. Additionally, in connection with the January 2023 Existing Warrants exercise, the Company issued 125,000 placement agent warrants, which are immediately exercisable and expire on July 3, 2028 at an exercise price of $2.0969 per share.

The amendment to the January 2023 Existing Warrants on March 27, 2024 to lower the exercise price thereof, was considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders to cash exercise their warrants, resulting in the exercise of the January 2023 Existing Warrants on April 1, 2024.

On March 27, 2024, the Company calculated the total fair value of the consideration for the modification of the January 2023 Existing Warrants, which includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants amounted to $550,500, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million (net proceeds of approximately $3.8 million, after deducting placement agent fees and other offering expenses of $436,450). In connection with such exercise, the Company was to issue up to 2,500,000 Warrant Shares upon the exercise of the January 2023 Existing Warrants. As of June 30, 2024, 1,545,000 of the Warrant Shares were held in abeyance and were not reflected as issued and outstanding common shares on the accompanying condensed consolidated balance sheet, in accordance with the terms of the inducement offer agreement. Pursuant to the inducement offer agreement, the Company only issued such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance with the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the January 2023 Existing Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price shall be due and payable). As of June 30, 2024, the Company issued 955,000 Warrant Shares to the Holder, and 1,545,000 Warrant Shares were held in abeyance for future issuance. On July 24, 2024, the remaining 1,545,000 Warrant Shares held in abeyance were issued.

On April 1, 2024, in connection with the issuance of the April 2024 Inducement Warrants and the placement agent warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the April 2024 Inducement Warrant and placement agent warrants amounted to $4,166,800, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04.

The fair value of the January 2023 Existing Warrants on the modification date and the fair value of the April 2024 Inducement Warrants were estimated using the Black-Scholes option-pricing model with the following assumptions:

March 27, 2024 to April 1, 2024
Exercise price	$1.50 to $5.00
Term (years)	4.25
Expected stock price volatility	109.8%
Risk-free rate of interest	4.18% to 4.34%

A summary of warrant activity for the six months ended June 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	4,213,515	$7.01	$—	4.5
Issued	3,875,000	1.52	—	—
Expired	(320,992)	48.02	—	—
Exercised	(2,555,675)	1.64	—	—
Outstanding as of June 30, 2024	5,211,848	2.71	—	4.01
Warrants exercisable as of June 30, 2024	5,211,848	$2.71	$—	4.01

The Company has determined that the warrants should be accounted for as a component of stockholders’ equity.

Common Shares

On various dates in February 2023, the investor exercised all the December Pre-Funded Warrants for 1,860,000 shares of the Company’s common stock for net proceeds to the Company of $1,860.

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of 55,675 pre-funded warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

During the three months ended June 30, 2024, the Company issued 955,000 shares of its common stock that were held in abeyance in connection with the exercise of 2,500,000 warrants (See Warrants section above).

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which was approved by stockholders on August 18, 2023. Under the Amended and Restated 2022 Plan, there are 591,317 shares of Company common stock available for grant. On May 15, 2024, the Company’s compensation committee recommended and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the 2022 Plan by 500,000 shares from 51,317 shares to 551,317 shares (“2024 Increase”). The 2024 Increase was approved by shareholders of the Company on August 7, 2024.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the six months ended June 30, 2024 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested on December 31, 2023	1,693	3.16
Granted	—	—
Vested	—	—
Nonvested on June 30, 2024	1,693	3.16

As of June 30, 2024, approximately $1,213 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.50 years on June 30, 2024.

Stock Options

On January 5, 2024, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $1.36 per share. The options vested immediately and expire on January 5, 2034. The aggregate grant date fair value of these options was $512,685, which was recorded as stock-based compensation during the six months ended June 30, 2024.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Exercise price	$1.36	$-
Term (years)	5.0	-
Expected stock price volatility	120.00%	-%
Risk-free rate of interest	4.02%	-%

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

A summary of option activity under the Company’s equity incentive plans for the six months ended June 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	169,362	$26.78	$—	8.4
Employee options issued	450,000	$1.36	—	—
Expired	(2,000)	147.0	—	—
Outstanding as of June 30, 2024	617,362	$7.86	$—	9.1
Options vested and exercisable as of June 30, 2024	617,362	$7.86	$—	9.1

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock option awards	$—	$—	$512,685	$—
Non-employee restricted stock awards	665	1,994	1,330	3,966
Non-employee stock warrant awards	6,389	7,754	6,389	16,412
	$7,054	$9,748	$520,404	$20,378

For the three and six months ended June 30, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$6,389	$7,754	$6,389	$16,412
General and administrative	665	1,994	514,015	3,966
	$7,054	$9,748	$520,404	$20,378

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$5,615	$—	$14,232	$—
Short term lease expense	5,840	7,897	10,493	23,017
Total lease cost	$11,455	$7,897	$24,725	$23,017

Right-of-use asset for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Office lease right-of-use asset	$59,698	$59,698
Less accumulated amortization	(18,594)	(4,533)
Total right-of-use asset, net	$41,104	$55,165

Operating lease liability for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	June 30, 2024	December 31, 2023
Current portion of operating lease liability	$30,060	$28,839
Long-term portion of operating lease liability	11,044	26,326
Total operating lease liability	$41,104	$55,165

Supplemental cash flow information related to the Company’s leases for the six months ended June 30, 2024 were as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$16,392

The weighted-average remaining lease term for the operating lease is 1.00 years and the weighted-average incremental borrowing rate is 10% as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, future annual minimum lease payments required under operating leases are as follows:

2025	$32,784
2026	10,928
Total minimum lease payments	$43,712
Less: effects of discounting	(2,608)
Present value of future minimum lease payments	$41,104

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 7 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date for which the condensed consolidated financial statements are issued. Based upon the evaluation, except as set forth herein, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On July 24, 2024, the Company issued 1,545,000 Warrant Shares that were being held in abeyance as of June 30, 2024.

An increase to the number of shares of common stock reserved for issuance under the 2022 Plan by 500,000 shares from 51,317 shares to 551,317 shares was approved by shareholders of the Company on August 7, 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Operating Costs and Expenses

Research and Development Expenses

For the three months ended June 30, 2024, research and development expenses decreased by approximately $86,000, or 13.2%, as compared to the three months ended June 30, 2023.

For the three months ended June 30, 2024, research and development expenses were approximately $0.6 million, of which approximately $4,000 was related to licenses acquired and approximately $0.6 million was related to other research and development expenses. Specifically, during the quarter ended June 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $360,000 related to manufacturing, preclinical and clinical activities; (ii) HT-KIT, approximately $133,000 related to manufacturing and preclinical activities; and (iii) HT-004, approximately $26,000 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $37,000 payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the three months ended June 30, 2024, general and administrative expenses amounted to approximately $1.1 million as compared to $1.1 million for the three months ended June 30, 2023, an increase of $23,077, or 2.2%. For the three months ended June 30, 2024 and 2023, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2024	2023
Compensation and related expenses	$369,183	$380,976
Professional and consulting expenses	461,477	483,883
Rent expense	11,455	7,897
Other general and administrative expenses	237,389	183,671
Total	$1,079,504	$1,056,427

During the three months ended June 30, 2024, the increase in general and administrative expenses of approximately $23,000 was primarily attributed to an increase other general and administrative expenses of approximately $53,700, which was attributable to an increase in conference expense offset by a decrease in insurance expense, and an increase in rent expense of approximately $3,600, offset by a decrease in compensation and related expenses of approximately $11,800 and a decrease in professional and consulting expenses of approximately $22,400.

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

Other income (expenses)

For the three months ended June 30, 2024 and 2023, we recorded other income (expenses), net of approximately $13,000 and $(164,000), respectively. During the three months ended June 30, 2023, we recorded an unrealized loss of marketable securities of approximately $166,000 as compared to $0 for the three months ended June 30, 2024.

Net Loss

For the three months ended June 30, 2024 and 2023, we incurred a net loss of approximately $1.6 million, or $0.24 per common share (basic and diluted), and $1.9 million, or $0.57 per common share (basic and diluted), respectively, a decrease of approximately $0.3 million.

Comparison of the Six Months Ended June 30, 2024 and 2023

Operating Costs and Expenses

Research and Development Expenses

For the six months ended June 30, 2024, research and development expenses decreased by approximately $559,000, or 35.1%, as compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, research and development expenses were approximately $1.0 million, of which approximately $13,000 was related to licenses acquired and approximately $1.0 million was related to other research and development expenses. Specifically, during the six months ended June 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $641,000 related to manufacturing, preclinical and clinical activities; (ii) HT-ALZ, approximately $16,000 related to preclinical studies; (iii) HT-KIT, approximately $209,000 related to manufacturing and preclinical activities; and (iv) HT-004, approximately $77,000 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $75,000 payable to members of our scientific advisory board for services.

For the six months ended June 30, 2023, research and development expenses were approximately $1.6 million, of which approximately $0.1 million was related to licenses acquired and approximately $1.5 million was related to other research and development expenses. Specifically, during the six months ended June 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $40,000 related to manufacturing costs; (ii) HT-001, approximately $1.0 million related to manufacturing, preclinical and clinical activities; and (iii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $0.1 million payable to members of our scientific advisory board for services. Additionally, our subsidiary, Hoth Therapeutics Australia Pty Ltd, recorded approximately a $260,000 gain due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor.

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

General and Administrative Expenses

For the six months ended June 30, 2024, general and administrative expenses amounted to $2,667,766 as compared to $2,310,366 for the six months ended June 30, 2023, an increase of $357,400, or 15.5%. For the six months ended June 30, 2024 and 2023, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
	2024	2023
Compensation and related expenses	$1,217,402	$814,040
Professional and consulting expenses	1,015,913	1,100,258
Rent expense	24,725	23,017
Other general and administrative expenses	409,726	373,051
Total	$2,667,766	$2,310,366

During the six months ended June 30, 2024, the increase in general and administrative expenses of approximately $357,000 was primarily attributed to an increase other general and administrative expenses of approximately $38,000 and an increase in compensation and related expenses of approximately $403,000, which consisted of an increase in stock-based compensation of approximately $510,000 related to the issuance of stock options to executives and board of director members, offset by a decrease in other compensation and related expenses of approximately $107,000, and a decrease in professional and consulting expenses of approximately $84,000.

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

Other income (expenses)

For the six months ended June 30, 2024 and 2023, we recorded other income (expenses), net of approximately $27,000 and $(155,000), respectively. During the six months ended June 30, 2023, we recorded an unrealized loss of marketable securities of approximately $185,000 as compared to $0 for the six months ended June 30, 2024.

Net Loss

For the six months ended June 30, 2024 and 2023, we incurred a net loss of approximately $3.7 million, or $0.65 per common share (basic and diluted), and $4.1 million, or $1.40 per common share (basic and diluted), respectively, a decrease of approximately $0.4 million.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of June 30, 2024, we had approximately $9.7 million in cash and cash equivalents, working capital of approximately $9.3 million and an accumulated deficit of approximately $56.6 million. Net cash used in operating activities was $3.3 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively. We incurred net losses of approximately $3.7 million and $4.1 million for the six months ended June 30, 2024 and 2023, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

On April 1, 2024, in connection with a March 27, 2024 inducement offer agreement with a holder (the “Holder”) of certain of our existing warrants (“January 2023 Existing Warrants”) to immediately exercise, for cash, an aggregate 2,500,000 January 2023 Existing Warrants to purchase shares of our common stock at a reduced exercise price of $1.6775 per share, we were to issue up to 2,500,000 shares (the “Warrant Shares”) of our common stock upon the exercise of the 2,500,000 January 2023 Existing Warrants for net proceeds of approximately $3.8 million, after deducting placement agent fees and other offering expenses of approximately $0.4 million. As of June 30, 2024, 1,545,000 of the Warrant Shares were held in abeyance and were not reflected as issued and outstanding common shares on the accompanying condensed consolidated balance sheet, in accordance with the terms of the inducement offer agreement. Pursuant to the inducement offer agreement, we issued such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance with the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the January 2023 Existing Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price shall be due and payable). As of June 30, 2024, we issued 955,000 Warrant Shares to the Holder and 1,545,000 Warrant Shares were held in abeyance for future issuance. On July 24, 2024, the Company issued the remaining 1,545,000 Warrant Shares being held in abeyance.

As an inducement to such exercise, we issued new unregistered warrants to the warrant holder to purchase up to 3,750,000 shares of our common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately upon issuance and will expire on July 3, 2028. Additionally, in connection with this exercise, we issued 125,000 placement agent warrants at an exercise price of $2.0969 per share. The placement agent warrants are exercisable immediately upon issuance and will expire on July 3, 2028.

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

Additional funding will be necessary to fund our future clinical and pre-clinical activities. We may obtain additional financing through sales of our equity and debt securities, entering into strategic partnerships, grants or other arrangements, or a combination of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash used in operations was approximately $3.3 million, which primarily resulted from a net loss of approximately $3.7 million, adjusted for the add back of stock-based compensation of approximately $0.5 million, and changes in operating assets and liabilities consisting of an increase in prepaid expenses and other current assets of approximately $0.1 million.

For the six months ended June 30, 2023, net cash used in operations was approximately $3.7 million, which primarily resulted from a net loss of approximately $4.1 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2024 and 2023, there was no net cash provided by or used in investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was approximately $3.7 million, which resulted from net proceeds from the exercise of warrants.

For the six months ended June 30, 2023, net cash provided by financing activities was approximately $8.9 million, which primarily resulted from net proceeds from the issuance of common stock and warrants.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

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

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

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

Recently Issued Accounting Standards Not Yet Effective or Adopted

Income Taxes (Topic 740)

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance within Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold.

The ASU requires disclosure of the following information about income taxes paid on an annual basis:

●	Income taxes paid (net of refunds received), disaggregated by federal and state taxes and by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).

●	Income tax expense (or benefit) from continuing operations disaggregated by federal and state jurisdictions.

The ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. The Company is evaluating the impact that the adoption of this ASU will have on the Company’s consolidated financial statements, as it may require additional disclosures in the notes to our condensed consolidated financial statements.

Segment Reporting (Topic 280)

In November 2023, the FASB issued guidance within ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.

The amendments in this ASU are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The key amendments included in this ASU:

●

Require disclosure on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment profit and loss.

●	Require disclosure on an annual and interim basis, an amount for other segment items (defined in this ASU) and a description of its composition.

●	Clarify that if the CODM uses more than one measure of the segment’s profit or loss in assessing performance, one or more of those additional measures may be reported.

●	Require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing performance.

This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on the Company’s condensed consolidated financial statements as the Company has a single reportable segment.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, which would be December 31, 2024; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2019)
3.2	Amendment to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2022)
3.3	Amendment No. 2 to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 9, 2024	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)