Form 10-Q
period 2024-09-30
Hoth Therapeutics, Inc.
filed 2024-11-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 8, 2024 was 6,903,804.

-i-

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

-ii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,022,763	$9,292,352
Prepaid expenses and other current assets	214,021	135,361
Total Current Assets	8,236,784	9,427,713

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	33,807	55,165
Investment in joint ventures at fair value	36,819	37,400
Total Non-Current Assets	70,626	92,565

Total Assets	$8,307,410	$9,520,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$504,809	$35,592
Accrued expenses	274,417	614,226
Operating lease liability, current portion	31,098	28,839
Total Current Liabilities	810,324	678,657

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	2,709	26,326
Total Long-Term Liabilities	2,709	26,326

Total Liabilities	813,033	704,983

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,903,804 and 4,348,129 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	690	435
Additional paid-in capital	66,217,887	61,732,106
Accumulated deficit	(58,749,816)	(52,944,506)
Accumulated other comprehensive income	25,616	27,260
Total Stockholders’ Equity	7,494,377	8,815,295

Total Liabilities and Stockholders’ Equity	$8,307,410	$9,520,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUES	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expenses	897,510	974,374	1,929,741	2,565,454
General and administrative expenses	1,234,743	1,118,606	3,902,509	3,428,972

Total operating expenses	2,132,253	2,092,980	5,832,250	5,994,426

LOSS FROM OPERATIONS	(2,132,253)	(2,092,980)	(5,832,250)	(5,994,426)

OTHER INCOME (EXPENSES), NET:
Unrealized loss on marketable securities	-	-	-	(184,753)
Change in fair value of investment in joint venture	-	-	(581)	-
Dividend income	200	5,611	27,521	35,272
Other income	-	786	-	786

Total other income (expenses), net	200	6,397	26,940	(148,695)

NET LOSS	$(2,132,053)	$(2,086,583)	$(5,805,310)	$(6,143,121)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.31)	$(0.60)	$(0.96)	$(1.99)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	6,903,804	3,483,735	6,062,762	3,093,224

COMPREHENSIVE LOSS:
Net loss	$(2,132,053)	$(2,086,583)	$(5,805,310)	$(6,143,121)

Other comprehensive (loss) income:
Foreign currency translation adjustment	2,490	46,461	(1,644)	743

Total comprehensive loss	$(2,129,563)	$(2,040,122)	$(5,806,954)	$(6,142,378)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,944,506)	$27,260	$8,815,295
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	513,350	-	-	513,350
Deferred offering cost related to warrant inducement	-	-	550,500	-	-	550,500
Cumulative translation adjustment	-	-	-	-	(5,768)	(5,768)
Net loss	-	-	-	(2,040,783)	-	(2,040,783)

Balance, March 31, 2024	4,403,804	440	62,795,951	(54,985,289)	21,492	7,832,594
Stock-based compensation	-	-	7,054	-	-	7,054
Common shares issued and issuable for exercise of warrants	955,000	96	3,682,204	-	-	3,682,300
Deferred offering cost related to warrant inducement	-	-	(550,500)	-	-	(550,500)
Cumulative translation adjustment	-	-	-	-	1,634	1,634
Net loss	-	-	-	(1,632,474)	-	(1,632,474)

Balance, June 30, 2024	5,358,804	536	65,934,709	(56,617,763)	23,126	9,340,608
Stock-based compensation	-	-	283,332	-	-	283,332
Common shares issued for warrants held in abeyance	1,545,000	154	(154)	-	-	-
Cumulative translation adjustment	-	-	-	-	2,490	2,490
Net loss	-	-	-	(2,132,053)	-	(2,132,053)

Balance, September 30, 2024	6,903,804	$690	$66,217,887	$(58,749,816)	$25,616	$7,494,377

	For the Three and Nine Months Ended September 30, 2023
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	1,302,113	$130	$50,198,630	$(45,099,116)	$22,006	$5,121,650
Exercise of warrants	1,860,000	186	1,674	-	-	1,860
Stock-based compensation	-	-	10,630	-	-	10,630
Common stock and warrants issued in private placement, net of offering costs	140,000	14	8,909,516	-	-	8,909,530
Cumulative translation adjustment	-	-	-	-	5,370	5,370
Net loss	-	-	-	(2,183,507)	-	(2,183,507)

Balance, March 31, 2023	3,302,113	330	59,120,450	(47,282,623)	27,376	11,865,533
Stock-based compensation	-	-	9,748	-	-	9,748
Cumulative translation adjustment	-	-	-	-	(51,088)	(51,088)
Net loss	-	-	-	(1,873,031)	-	(1,873,031)

Balance, June 30, 2023	3,302,113	330	59,130,198	(49,155,654)	(23,712)	9,951,162
Exercise of warrants	495,050	50	445	-	-	495
Stock-based compensation	-	-	190,265	-	-	190,265
Common stock and warrants issued in private placement, net of offering costs	549,275	55	2,405,413	-	-	2,405,468
Cumulative translation adjustment	-	-	-	-	46,461	46,461
Net loss	-	-	-	(2,086,583)	-	(2,086,583)

Balance, September 30, 2023	4,346,438	$435	$61,726,321	$(51,242,237)	$22,749	$10,507,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,805,310)	$(6,143,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired license, expensed	-	(25,000)
Stock-based compensation	803,736	210,643
Unrealized loss on marketable securities	-	184,753
Change in fair value of investment in joint ventures	581	-
Changes in operating assets and liabilities:
Prepaid expenses	(78,660)	(141,085)
Accounts payable and accrued expenses	129,408	538,115

NET CASH USED IN OPERATING ACTIVITIES	(4,950,245)	(5,375,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock, common stock warrants and prefunded warrants, net of offering costs	-	11,314,998
Proceeds from exercise of warrants	3,682,300	2,355

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,682,300	11,317,353

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,267,945)	5,941,658

Effect of exchange rate changes on cash and cash equivalents	(1,644)	(542,027)

CASH AND CASH EQUIVALENTS - beginning of period	9,292,352	6,428,611

CASH AND CASH EQUIVALENTS - end of period	$8,022,763	$11,828,242

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in deferred offering cost and additional paid-in capital	$550,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd, collectively, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for traumatic brain injury and ischemic stroke (HT-TBI); and (iv) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for acne as well as inflammatory bowel diseases (HT-003). The Company also has interests in certain other assets being developed by third parties including a treatment for patients with lupus that is being developed by Zylö Therapeutics, Inc. and potential product candidates being developed pursuant to its agreement with Voltron Therapeutics, Inc. for the prevention of COVID-19 (see Note 4 to the unaudited condensed consolidated financial statements for a discussion of the Company’s agreement with Zylö Therapeutics, Inc.).

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

The Company has incurred losses and generated negative cash flows from operations since its inception. At September 30, 2024, the Company had an accumulated deficit of $58.7 million and cash and cash equivalents of $8.0 million. The Company has funded its operations from proceeds from the sale of equity and debt securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with a holder (the “Holder”) of certain of the Company’s existing warrants (the “January 2023 Existing Warrants”) to exercise, for cash, an aggregate of 2,500,000 of the January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share, the Holder exercised the 2,500,000 January 2023 Existing Warrants and during the nine months ended September 30, 2024, the Company issued 2,500,000 shares of the Company’s common stock (the “Warrant Shares”) for gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by the Company.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Reclassifications

Certain line items on the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 have been reclassified to conform to the current period presentation. For the three months ended September 30, 2023, research and development - licenses acquired (including stock-based compensation) of $(271,687) was reclassified to research and development expense, and compensation and related expenses (including stock-based compensation) of $566,139, professional fees (including stock-based compensation) of $478,614, rent of $6,752, and other general and administrative expense of $67,101 were consolidated into one general and administrative expenses line item. For the nine months ended September 30, 2023, research and development - licenses acquired (including stock-based compensation) of $(212,411) was reclassified to research and development expenses, and compensation and related expenses (including stock-based compensation) of $1,380,179, professional fees (including stock-based compensation) of $1,578,872, rent of $29,769, and other general and administrative expense of $440,152 were consolidated into one general and administrative expenses line item. These reclassifications did not change the Company’s reported net loss or comprehensive loss for the three and nine months ended September 30, 2023.

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

September 30, 2024

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 28, 2024.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $8,022,763 and $9,292,352 as of September 30, 2024 and December 31, 2023, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in foreign bank accounts totaled approximately $0.1 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the nine months ended September 30, 2024 and 2023, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

September 30, 2024

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

	As of September 30,
Potentially dilutive securities	2024	2023
Warrants	5,209,403	4,213,515
Options	1,090,362	169,360
Non-vested restricted stock awards	1,693	3,384
Total	6,301,458	4,386,259

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

September 30, 2024

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

NOTE 3 - License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
The George Washington University	$2,522	$8,938	$12,370	$60,714
North Carolina State University	1,562	—	4,687	—
Virginia Commonwealth University	—	(281,250)	—	(275,000)
University of Cincinnati	625	625	1,042	1,875
	$4,709	$(271,687)	$18,099	$(212,411)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

The George Washington University

During the three and nine months ended September 30, 2024, the Company recorded expenses of $2,522 and $12,370, respectively, for license fees, including an expense of $1,272 and $7,661 for the three and nine months ended September 30, 2024, respectively, related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”).

During the three and nine months ended September 30, 2023, the Company recorded expenses of $8,938 and $60,714, respectively, for license fees, including an expense of $5,729 and $22,141 for the three and nine months ended September 30, 2023, respectively, related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement. In addition, during the three and nine months ended September 30, 2023, the Company recorded an expense of $0 and $30,000, respectively, related to the initiation of a clinical trial.

North Carolina State University

During the three and nine months ended September 30, 2024, the Company recorded expenses of $1,562 and $4,687, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

During the three and nine months ended September 30, 2023, the Company did not recognize any expenses for license fees associated with such license agreement.

Virginia Commonwealth University

During the three and nine months ended September 30, 2024, the Company did not recognize any expenses for license fees associated with the exclusive license agreement (the “VCU License Agreement”) by and between the Company and Virginia Commonwealth University (“VCU”) dated May 18, 2020 that was terminated August 9, 2023.

During the three and nine months ended September 30, 2023, the Company recognized gains of $281,250 and $275,000, respectively, for license fees associated with the VCU License Agreement.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three and nine months ended September 30, 2024, the Company recognized expenses of $625 and $1,042, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020 (“Chelexa Agreement”).

During the three and nine months ended September 30, 2023, the Company recognized expenses of $625 and $1,875, respectively, for license fees associated with the Chelexa Agreement.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on September 30, 2024 and December 31, 2023:

	Fair value measured on September 30, 2024
	Total at September 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2023
	Total at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$37,400	$—	$—	$37,400

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis as of September 30, 2024 and 2023:

Investment in joint venture for the three months ended September 30, 2024 and 2023

	For the Three Months Ended September 30,
	2024	2023
Investment in joint ventures at fair value – beginning of period	$36,819	$33,000
Change in fair value of investments in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$33,000

Investment in joint venture for the nine months ended September 30, 2024 and 2023

	For the Nine Months Ended September 30,
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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Investment in Zylö

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö’s Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019, pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of September 30, 2024 and December 31, 2023, valued its share price at $0.167 and $0.17 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

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

The consolidated investment in Zylö was valued at $36,819 and $37,400 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of September 30, 2024 and December 31, 2023, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock and 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the unaudited condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of September 30, 2024 and December 31, 2023, no Series A preferred shares are issued and outstanding.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of September 30, 2024 and December 31, 2023, no Series B preferred shares are issued and outstanding.

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

The measurement of fair value of the December Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $0.001, term of 30 years beginning January 3, 2023 (as these do not have an expiration date), volatility of 135.07%, risk-free rate of 3.88%, and expected dividend rate of 0%). The grant date fair value of the December Pre-Funded Warrants was estimated to be $12.2 million on January 3, 2023 and was reflected within additional paid-in capital as of September 30, 2023 as the Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the December Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $5.00, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%). The grant date fair value of these December Common Stock Warrants was estimated to be $15.0 million on January 3, 2023 and is reflected within additional paid-in capital as of September 30, 2024 as the December Common Stock Warrants were determined to be equity classified.

On various dates in February 2023, the investor exercised all the December Pre-Funded Warrants for 1,860,000 shares of the Company’s common stock for net proceeds to the Company of $1,860.

In addition, pursuant to the terms of the offering, the Company issued the designees of the placement agent, H.C. Wainwright & Co., LLC, warrants to purchase up to 100,000 shares of the Company’s common stock (“December Wainwright Warrants”). The December Wainwright Warrants had a determined fair value of $591,090 as of the date of issuance. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As these December Wainwright Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such December Wainwright Warrants as an equity issuance cost on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $6.25, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%).

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The measurement of fair value of the September Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $0.001, term of 30 years beginning September 15, 2023 (as these do not have an expiration date), volatility of 146.89%, risk-free rate of 4.42%, and expected dividend rate of 0%). The grant date fair value of the September Pre-Funded Warrants was estimated to be $1.0 million on September 15, 2023 and was reflected within additional paid-in capital as of September 30, 2024 as the September Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the September Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $2.505, term of five years beginning September 15, 2023, volatility of 146.89%, risk-free rate of 4.45%, and expected dividend rate of 0%). The grant date fair value of these September Common Stock Warrants was estimated to be $1.8 million on September 15, 2023 and was reflected within additional paid-in capital as of September 30, 2024 as the September Common Stock Warrants were determined to be equity classified.

On various dates in September 2023, the September Investors exercised 495,050 of the September Pre-Funded Warrants for 495,050 shares of common stock for proceeds to the Company of $495.

In addition, pursuant to the terms of the September offering, the Company issued designees of the placement agent, H.C. Wainwright & Co., LLC., warrants (the “September Wainwright Warrants”) to purchase up to 55,000 shares of the Company’s common stock. The September Wainwright Warrants are exercisable for a period of five years from the commencement of sales, at an exercise price of $3.2875 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As the September Wainwright Warrants were issued for services provided in facilitating the September offering, the Company recorded the fair value of such September Wainwright Warrants as an equity issuance cost on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $3.2875, term of five years beginning September 15, 2023, volatility of 146.89%, risk-free rate of 4.45%, and expected dividend rate of 0%).

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of the remaining 55,675 September Pre-Funded Warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million (net proceeds of approximately $3.8 million, after deducting placement agent fees and other offering expenses of $436,450). In connection with such exercise, during the nine months ended September 30, 2024, the Company issued 2,500,000 Warrant Shares upon the exercise of the January 2023 Existing Warrants.

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

The fair value of the January 2023 Existing Warrants on the modification date and the fair value of the April 2024 Inducement Warrants were estimated using the Black-Scholes option-pricing model with the following assumptions:

March 27, 2024 to April 1, 2024
Exercise price	$1.50 to $5.00
Term (years)	4.25
Expected stock price volatility	109.8%
Risk-free rate of interest	4.18% to 4.34%

A summary of warrant activity for the nine months ended September 30, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	4,213,515	$7.01	$—	4.5
Issued	3,875,000	1.52	—	—
Expired	(323,437)	48.60	—	—
Exercised	(2,555,675)	1.64	—	—
Outstanding as of September 30, 2024	5,209,403	2.71	—	3.76
Warrants exercisable as of September 30, 2024	5,209,403	$2.71	$—	3.76

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

As of June 30, 2024, the Company issued 955,000 shares of its common stock that were held in abeyance in connection with the exercise of 2,500,000 warrants (See Warrants section above). On July 24, 2024, the Company issued 1,545,000 shares of its common stock that were held in abeyance in connection with the exercise of 2,500,000 warrants (See Warrants section above).

2018 Equity Incentive Plan

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. As of September 30, 2024, there were 83,738 shares of Company common stock available for grant under the 2018 Plan.

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

On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which, among other things, increased the number of shares reserved under the plan by 495,317 shares, which Amended and Restated 2022 Plan was approved by stockholders on August 18, 2023.

On May 15, 2024, the Company’s compensation committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the 2022 Plan by 500,000 shares from 51,317 shares to 551,317 shares (“2024 Increase”). The 2024 Increase was approved by shareholders of the Company on August 7, 2024. As of September 30, 2024, there were 78,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the nine months ended September 30, 2024 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested on December 31, 2023	1,693	3.16
Granted	—	—
Vested	—	—
Nonvested on September 30, 2024	1,693	3.16

As of September 30, 2024, approximately $541 of unrecognized stock-based compensation expense was related to restricted stock awards. The weighted average remaining contractual terms of unvested restricted stock awards was approximately 0.20 years on September 30, 2024.

Stock Options

On July 17, 2023, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued an aggregate of 90,000 options to the Company’s employees and directors. The aggregate grant date fair value of these options was approximately $0.2 million, which was recorded as stock-based compensation during the nine months ended September 30, 2023.

On January 5, 2024, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $1.36 per share. The options vested immediately and expire on January 5, 2034. The aggregate grant date fair value of these options was $512,685, which was recorded as stock-based compensation during the nine months ended September 30, 2024.

On August 19, 2024, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to 473,000 shares of the Company’s common stock at an exercise price of $0.7548 per share. The options vested immediately in full upon grant and expire on August 19, 2034. The aggregate grant date fair value of these options was $281,388, which was recorded as stock-based compensation during the three and nine months ended September 30, 2024.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Exercise price	$0.7548 to $1.36	$2.59
Term (years)	5.0	10.0
Expected stock price volatility	106.65% to 120.00%	105.00%
Risk-free rate of interest	3.75% to 4.02%	4.02%

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

A summary of option activity under the Company’s equity incentive plans for the nine months ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	169,362	$26.78	$—	8.4
Employee options issued	923,000	$1.05	—	—
Expired	(2,000)	147.0	—	—
Outstanding as of September 30, 2024	1,090,362	$4.78	$—	9.3
Options vested and exercisable as of September 30, 2024	1,090,362	$4.78	$—	9.3

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock option awards	$281,388	$182,520	$794,073	$182,520
Non-employee restricted stock awards	672	2,016	2,002	5,982
Non-employee stock warrant awards	1,272	5,729	7,661	22,141
	$283,332	$190,265	$803,736	$210,643

For the three and nine months ended September 30, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,272	$5,729	$7,661	$22,141
General and administrative	282,060	184,536	796,075	188,502
	$283,332	$190,265	$803,736	$210,643

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

September 30, 2024

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$11,175	$—	$28,210	$—
Short term lease expense	3,990	6,752	11,680	29,769
Total lease cost	$15,165	$6,752	$39,890	$29,769

Right-of-use asset for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	September 30, 2024	December 31, 2023
Office lease right-of-use asset	$59,698	$59,698
Less accumulated amortization	(25,891)	(4,533)
Total right-of-use asset, net	$33,807	$55,165

Operating lease liability for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	September 30, 2024	December 31, 2023
Current portion of operating lease liability	$31,098	$28,839
Long-term portion of operating lease liability	2,709	26,326
Total operating lease liability	$33,807	$55,165

Supplemental cash flow information related to the Company’s leases for the nine months ended September 30, 2024 were as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$24,588

The weighted-average remaining lease term for the operating lease is 1.00 year and the weighted-average incremental borrowing rate is 10% as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, future annual minimum lease payments required under operating leases are as follows:

2025	$32,784
2026	2,732
Total minimum lease payments	$35,516
Less: effects of discounting	(1,709)
Present value of future minimum lease payments	$33,807

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

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company may offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to the Company’s effective shelf registration statement on Form S-3, including an accompanying prospectus (File No. 333-272620), and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $2,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein.

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

Recent Developments

On November 8, 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) under which we may offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager. Sales of shares of our common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. For additional information see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Operating Costs and Expenses

Research and Development Expenses

For the three months ended September 30, 2024, research and development expenses decreased by approximately $77,000, or 7.9%, as compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024, research and development expenses were approximately $0.9 million related to ongoing research and development projects. Specifically, during the quarter ended September 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $0.6 million related to manufacturing, preclinical and clinical activities; (ii) HT-KIT, approximately $154,300 related to manufacturing and preclinical activities; (iii) HT-004, approximately $18,700 in sponsored research activities; and (iv) HT-ALZ, approximately $96,500 related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $37,200 payable to members of our scientific advisory board for services.

For the three months ended September 30, 2023, research and development expenses were approximately $1.0 million, of which approximately $1.2 million was related to research and development expenses, with an offsetting gain of approximately $0.3 million related to a gain recognized on the settlement of a license agreement with Virginia Commonwealth University. Specifically, during the quarter ended September 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $11,000 related to manufacturing costs; (ii) HT-001, approximately $0.4 million related to manufacturing, preclinical and clinical activities; (iii) HT-KIT, approximately $1.0 million related to preclinical activities; and (iv) HT-004, approximately $12,000 related to sponsored research. In addition to the foregoing, we also incurred fees of approximately $42,200 payable to members of our scientific advisory board for services. Additionally, our subsidiary, Hoth Therapeutics Australia Pty Ltd, recorded a gain of approximately $0.3 million due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor.

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

General and Administrative Expenses

For the three months ended September 30, 2024, general and administrative expenses amounted to approximately $1.2 million as compared to $1.1 million for the three months ended September 30, 2023, an increase of approximately $116,100, or 10.4%. For the three months ended September 30, 2024 and 2023, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2024	2023
Compensation and related expenses	$620,626	$566,139
Professional and consulting expenses	452,430	478,614
Rent expense	15,165	6,752
Other general and administrative expenses	146,522	67,101
Total	$1,234,743	$1,118,606

During the three months ended September 30, 2024, the increase in general and administrative expenses of approximately $116,100 was primarily attributed to an increase compensation and related expenses of approximately $54,500, an increase in other general and administrative expenses of approximately $79,400, and an increase in rent expense of approximately $8,400, offset by a decrease in professional and consulting expenses of approximately $26,200. During the three months ended September 30, 2023, we received a vendor credit of approximately $139,400, which reduced our other general and administrative expenses for the period. We did not receive any credit in the 2024 period. This reduction of other general administrative expenses was offset by an increase in insurance expense and other general and administrative expenses.

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

Other income (expenses)

For the three months ended September 30, 2024 and 2023, we recorded other income, net of approximately $200 and $6,400, respectively. During the three months ended September 30, 2023, we recorded dividend income of approximately $5,600 as compared to $200 for the three months ended September 30, 2024.

Net Loss

For the three months ended September 30, 2024 and 2023, we incurred a net loss of approximately $2.1 million, or $0.31 per common share (basic and diluted), and $2.1 million, or $0.60 per common share (basic and diluted), respectively, a decrease of approximately $45,500.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Operating Costs and Expenses

Research and Development Expenses

For the nine months ended September 30, 2024, research and development expenses decreased by approximately $635,700, or 24.8%, as compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, research and development expenses were approximately $1.9 million. Specifically, during the nine months ended September 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1.2 million related to manufacturing, preclinical and clinical activities; (ii) HT-ALZ, approximately $112,800 related to preclinical studies; (iii) HT-KIT, approximately $363,300 related to manufacturing and preclinical activities; and (iv) HT-004, approximately $96,100 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $111,800 payable to members of our scientific advisory board for services.

For the nine months ended September 30, 2023, research and development expenses were approximately $2.6 million, of which approximately $2.8 million was related to research and development expenses, with an offsetting gain of approximately $275,000 related to licenses acquired. Specifically, during the nine months ended September 30, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) BioLexa, approximately $52,400 related to manufacturing costs; (ii) HT-001, approximately $1.3 million related to manufacturing, preclinical and clinical activities; (iii) HT-KIT, approximately $1.4 million related to manufacturing and preclinical activities; (iv) HT-ALZ, approximately $48,900 related to sponsored research; (v) HT-004, approximately $26,000 related to sponsored research; and (vi) HT-TBI credit of approximately $11,900 related to manufacturing. In addition to the foregoing, we also incurred fees of approximately $143,600 payable to members of our scientific advisory board for services. Additionally, our subsidiary, Hoth Therapeutics Australia Pty Ltd, recorded a gain of approximately $0.3 million due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor.

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

General and Administrative Expenses

For the nine months ended September 30, 2024, general and administrative expenses amounted to approximately $3,902,500 as compared to $3,429,000 for the nine months ended September 30, 2023, an increase of $473,500, or 13.8%. For the nine months ended September 30, 2024 and 2023, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2024	2023
Compensation and related expenses	$1,838,028	$1,380,179
Professional and consulting expenses	1,402,015	1,578,872
Rent expense	39,890	29,769
Other general and administrative expenses	622,576	440,152
Total	$3,902,509	$3,428,972

During the nine months ended September 30, 2024, the increase in general and administrative expenses of approximately $473,500 was primarily attributed to an increase other general and administrative expenses of approximately $182,400, which primarily consisted of an increase in conference fees of approximately $161,000, an increase in compensation and related expenses of approximately $457,900, comprising of an increase in stock-based compensation of approximately $607,600 related to the issuance of stock options to executives and board of director members, and an increase in rent of approximately $10,100, offset by a decrease in other compensation and related expenses of approximately $149,700, and a decrease in professional and consulting expenses of approximately $176,900. During the nine months ended September 30, 2023, we received a vendor credit of approximately $139,400, which reduced our other general and administrative expenses for the period. We did not receive any credit in the 2024 period. During the nine months ended September 30, 2024, the increase in other general and administrative was also attributable to an increase in insurance expense and other general and administrative expenses.

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

Other income (expenses)

For the nine months ended September 30, 2024 and 2023, we recorded other income (expenses), net of approximately $27,000 and $(148,700), respectively, an increase in other income of $175,700. During the nine months ended September 30, 2023, we recorded an unrealized loss of marketable securities of approximately $184,800 as compared to $0 for the nine months ended September 30, 2024.

Net Loss

For the nine months ended September 30, 2024 and 2023, we incurred a net loss of approximately $5.8 million, or $0.96 per common share (basic and diluted), and $6.1 million, or $1.99 per common share (basic and diluted), respectively, a decrease of approximately $0.3 million.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of September 30, 2024, we had approximately $8.0 million in cash and cash equivalents, working capital of approximately $7.4 million and an accumulated deficit of approximately $58.7 million. Net cash used in operating activities was $5.0 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively. We incurred net losses of approximately $5.8 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2024, we issued 2,500,000 shares (the “Warrant Shares”) of our common stock upon the exercise of the 2,500,000 January 2023 Existing Warrants (as defined herein) for net proceeds of approximately $3.8 million, after deducting placement agent fees and other offering expenses of approximately $0.4 million. The Warrant Shares were issued as a result of a March 27, 2024 inducement offer agreement, which closed on April 1, 2024, with a holder (the “Holder”) of certain of our existing warrants (“January 2023 Existing Warrants”) to immediately exercise, for cash, an aggregate of 2,500,000 January 2023 Existing Warrants to purchase shares of our common stock at a reduced exercise price of $1.6775 per share.

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

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures; (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments of up to approximately $10.5 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used in operations was approximately $5.0 million, which primarily resulted from a net loss of approximately $5.8 million, adjusted for the add back of stock-based compensation of approximately $0.8 million.

For the nine months ended September 30, 2023, net cash used in operations was approximately $5.4 million, which primarily resulted from a net loss of approximately $6.1 million, adjusted for the add back of stock-based compensation of approximately $210,600 and unrealized loss on marketable securities of $184,800, and net changes in operating assets and liabilities of approximately $397,000, which consisted of an increase in prepaid expenses of $141,100 and an increase in accounts payable and accrued expenses of approximately $538,100.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 and 2023, there was no net cash provided by or used in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was approximately $3.7 million, which resulted from net proceeds from the exercise of warrants.

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $11.3 million, which resulted from net proceeds from the issuance of common stock and warrants and proceeds from the exercise of warrants.

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

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an additional discussion of our significant accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 28, 2024 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described below and in our Annual Report which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On October 30, 2024, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until April 28, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by April 28, 2025, we may be eligible for an additional 180 calendar day grace period if we meet The Nasdaq Capital Market continued listing requirements, with the exception of bid price, and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)