Form 10-K
period 2024-12-31
Hoth Therapeutics, Inc.
filed 2025-03-28
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38803

HOTH THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Nevada	82-1553794
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1177 Avenue of the Americas, 5th Floor, Suite 5066, New York, New York	10036
(Address of principal executive offices)	(Zip code)

(646) 756-2997

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HOTH	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was approximately $4.9 million based upon the closing price of the registrant’s common stock of $0.9258 on The Nasdaq Capital Market as of June 28, 2024.

As of March 28, 2025, there were 13,170,715 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference: None.

i

Explanatory Note

Restatement of Previously Issued Annual and Quarterly Consolidated Financial Statements

As previously disclosed in a Current Report on Form 8-K filed by Hoth Therapeutics, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on March 25, 2025, certain of the Company’s previously filed interim unaudited and annual audited consolidated financial statements should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements. During the preparation of our 2024 audited consolidated financial statements and notes thereto, we concluded that there were material errors related to recording of prepaid research and development and the timing of the related research and development expense in our previously issued audited consolidated financial statements as of and for the year ended December 31, 2023, and in our previously issued unaudited condensed consolidated financial statements as of and for each of the quarterly and year to date periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023. As a result of such errors, we concluded that the issued audited consolidated financial statements and unaudited condensed consolidated financial statements discussed above were materially misstated, and we have restated, herein, our previously issued audited consolidated financial statement and unaudited condensed consolidated financial statements for each of the quarterly and year to date periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023. The December 31, 2022 understatement of prepaid expenses and other current assets of $983,497 was corrected by increasing prepaid expenses and other current assets and decreasing accumulated deficit as of December 31, 2022 by $983,497, as reflected of the consolidated statements of changes in stockholders’ equity as of December 31, 2022.

The restatement corrections impact certain components within operating cash flows of our audited consolidated financial statements and unaudited condensed consolidated statements of cash flows. Total operating cash flows, investing activities, financing activities, and cash and cash equivalents are unchanged as a result of the restatements and as a result are not restated herein.

In this Annual Report on Form 10-K for the year ended December 31, 2024, we are restating (the “Restatement”) our previously issued (A) (i) audited consolidated balance sheet as of December 31, 2023, (ii) consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 and (iii) consolidated statement of cash flows for the years ended December 2023, which are included in the Annual Report on Form 10-K for the year ended December 31, 2023 (collectively, the “Prior Annual Financial Statements”), and (B) (i) unaudited condensed consolidated balance sheets as of March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023, (ii) unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, three and six months ended June 30, 2024 and 2023, and three and nine months ended September 30, 2024 and 2023, and (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, six months ended June 30, 2024 and 2023, and nine months ended September 30, 2024 and 2023, which are included in each of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023 (collectively, the “Prior Quarterly Financial Statements”).

The financial information that was previously filed or otherwise reported for the Prior Quarterly Financial Statements is superseded by the information in this Annual Report on Form 10-K, Note 8 - Restatement of Previously Issued Audited Consolidated Financial Statements and Unaudited Condensed Financial Statements. We have not filed and do not intend to file amendments to our Annual Report of Form 10-K and Quarterly Reports on Form 10-Q for any of the annual and quarterly periods in fiscal years 2024 and 2023. Accordingly, investors should rely only on the restated consolidated financial statements and related disclosures included in this Annual Report on Form 10-K for the year ended December 31, 2024 for the applicable periods or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications including the consolidated financial statements.

Internal Control Considerations

In connection with the Restatement described above, management has determined that there was a material weakness in the Company’s operation of effective internal control over financial reporting related to the recording of prepaid research and development and the related timing of research and development expenses as of and for the periods indicated above. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal controls over financial reporting, and the material weakness identified, see “Controls and Procedures” in Part II, Item 9A in this Annual Report on Form 10-K for the year ended December 31, 2024.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the ultimate impact of any public health crisis on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	risks related to the Restatement of our financial statements including risks of increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions, or investigation;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures and geopolitical conditions; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 10 of the Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to our Financial Position, Financial Reporting Matters and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

●	The Restatement of our financial statements may affect shareholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	The marketing approval process is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

●	We rely on and intend to rely on third parties to conduct our clinical trials, to assist us with pre-clinical development and for manufacturing and marketing of our proposed product candidates. If we are not able to secure favorable arrangements with such third parties, or such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products and our business and financial condition could be harmed.

●	We rely on and intend to rely on third parties to manufacture our clinical product supplies, and to produce and process our product candidates, if approved. Our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug products, devices, or device components, or fail to do so at acceptable quality levels or prices.

●	Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing U.S. Food and Drug Administration regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

●	Our revenue stream will depend upon third-party reimbursement.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Related to our Intellectual Property Rights

●	Our business depends upon us securing and protecting critical intellectual property. Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

●	We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

Risks Related to our Company

●	We have expanded and may continue to expand our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	Significant disruptions of information technology systems or breaches of data security could adversely affect our business

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Related to our Common Stock

●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market (“Nasdaq”) or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

●	Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

●	We identified a material weakness in our internal control over financial reporting, which resulted in the restatement of certain or our financial statements. If we are unable to remediate this weakness, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

v

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “Hoth,” “we,” “us,” and “our” refers to Hoth Therapeutics, Inc., individually, or as the context requires, collectively with its subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd.

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA).

Primary Development:

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights to, among other things, make, use, offer and sell certain licensed products throughout the world with respect to HT-001 which we intend to seek approval for use for treating dermatological side effects from epidermal growth factor receptor (“EGFR”) inhibitors, and potentially other drugs used for the treatment of cancer. HT-001 is a topical formulation under development for the treatment of patients with rash and skin disorders associated with initial and repeat courses of tyrosine kinase EGFR inhibitor therapy. EGFR inhibitors are used for the treatment of cancers with EGFR up-regulation (such as non-small cell lung cancer, pancreatic cancer, breast cancer and colon cancer); however, EGFR inhibitors are often associated with dose-limiting skin toxicities that can result in the interruption or reduction of treatment. HT-001 is targeted to treat these EGFR-induced skin disorders to allow patients to achieve the best potential outcomes of EGFR therapy. In November 2022, we submitted an Investigational New Drug (“IND”) application to the FDA with respect to HT-001 as a concomitant therapy with EGFR inhibitors, for a Phase 2a clinical trial in humans. We have engaged Worldwide Clinical Trials (“Worldwide”) as our clinical research organization to provide clinical management, data management, biostatistical, medical monitoring, pharmacovigilance, and other related services to support the CLEER-001 Phase 2a clinical trial in the United States. We received FDA approval to proceed with our clinical study on December 28, 2022. HT-001 has achieved positive interim preliminary clinical results from its open label cohort, and we are actively enrolling in both the open label and double-blind randomized cohorts.

We believe that the key elements for our market success with respect to HT-001 include:

●	To our knowledge, there are currently no drugs approved for the treatment of skin toxicities associated with EFGR inhibitor therapy and 49-100% of patients develop skin toxicities during EGFR inhibitory therapy;

●	The main active ingredient of HT-001 is already approved in oral and IV dosage forms which supports pursuit of the 505(b)(2) regulatory pathway to reduce development time and cost;

●	To our knowledge, there are no current topical formulations available using HT-001’s active ingredient so we believe that there is no direct market competition; and

●	We have the potential to pursue other indications such as chronic pruritus, atopic dermatitis and other skin toxicities that develop from anti-cancer therapies using the HT-001 formulation. In January 2025, we acquired two provisional patent applications for additional indications that could be treated using the HT-001 formulation.

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

On November 15, 2021, we entered into a sponsored research agreement with NC State to focus on characterizing the HT-KIT dose and dosing frequency for treatment of aggressive mastocytosis and mast cell neoplasms using humanized tumor mouse models. These preclinical studies are still ongoing, and the results inform the IND enabling studies also currently underway.

In December 2021, we submitted an Orphan Drug Designation (“ODD”) request to the U.S. Food and Drug Administration (“FDA”) for HT-KIT for the treatment of mastocytosis, and on March 10, 2022, we received such ODD. Drugs intended to treat orphan diseases (rare diseases that affect less than 200,000 people in the U.S.) are eligible to apply for ODD, which provides benefits such as 7-year marketing exclusivity and tax incentives to the sponsor during development and after approval. In September 2023, we submitted a pre-IND meeting request to the FDA with respect to HT-KIT as for the treatment of adult patients with advanced systemic mastocytosis (“AdvSM”), systemic mastocytosis with an associated hematological neoplasm (“SM-AHN”) and mast cell leukemia (“MCL”). In preparation for such pre-IND meeting, we prepared and submitted to the FDA our IND-opening clinical trial plan which includes two phase 1 trials conducted in patients. Based on the FDA’s feedback, we intend to advance our IND-enabling activities for HT-KIT as planned. We are currently conducting the analytical and animal toxicology studies required for our IND submission.

HT-ALZ

In November 2024, we were granted a patent by the United States Patent and Trademark Office for the use of the active ingredient of HT-001 to treat and prevent Alzheimer’s disease and other neuroinflammatory diseases.

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

On June 7, 2021, we entered into a sponsored research agreement with Washington University in St. Louis to investigate the effects of HT-ALZ on behavioral and pathological markers of Alzheimer’s disease and to determine if HT-ALZ can improve learning and memory in an animal model of Alzheimer’s disease. Our study will also determine if behavior is improved utilizing HT-ALZ in blocking NK-1Rs. The study commenced in August 2021 and after positive initial preclinical results, a chronic dosing study in mice was initiated. We received further preclinical results from the chronic dosing study in 2023 and amended the SRA to conduct additional studies which concluded in 2024. In 2024, we initiated formulation development to develop prototypes of HT-ALZ. We plan to continue our work on optimizing our formulation as well as conduct additional animal studies to confirm the mechanism of action prior to submitting a pre-IND submission to FDA.

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

In December 2019, we entered a sponsored research agreement with NC State for proof of principle in targeting allergic inflammation in the airways. Preclinical proof-of-concept data was generated in October 2020 supporting the efficacy of HT-004 after inhalational delivery in a mouse model. Critical proof-of-concept studies in a humanized mouse model were completed in 2023. Further preclinical studies are underway at NC State to study HT-004 in different animal models.

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

HT-VA

On December 9, 2024, we entered into a license agreement with the Department of Veterans Affairs (the “VA”) pursuant to which the VA granted us an exclusive license to, among other things, develop, make, use, offer and sell certain licensed products throughout the world with respect to HT-VA for treating obesity and obesity conditions. HT-VA is a glial cell line derived neurotrophic factor (“GDNF”) being developed for the treatment of obesity and obesity-related diseases and conditions.

A GDNF family receptor alpha-1 (GFRα-1) agonist, important for the differentiation and survival of neurons, GDNF signals through its receptors, including Ret and GFR-1α, by activation of the PI3K and MAPK pathways. HT-VA is being formulated to treat or prevent obesity, metabolic syndrome, or insulin resistance by administering an effective amount of a pharmaceutical composition comprising of one or more GDNF receptor agonists.

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

Commercialization

Our success depends not only on the successful development and approval of our products candidates but also on the commercialization of our potential products. If and when our product candidates receive regulatory approval, we intend to engage third parties such as pharmaceutical and biotechnology companies for the commercialization of our products.

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

We currently have licenses to seven U.S. patents and one pending U.S. patent application, and we have licenses to three patents issued in Europe and Australia and five pending patent applications in foreign jurisdictions including Europe, Brazil, Canada and Hong Kong. We also hold one U.S. patent, eight pending U.S. patent applications (including six U.S. provisional patent applications), one European application and one pending PCT patent application.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements.

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

Section 505(b)(2) Regulatory Approval Pathway

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for approval of a new drug by allowing the FDA to rely on data not developed by the applicant. Specifically, Section 505(b)(2) permits the submission of an NDA where one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon published literature and/or the FDA’s findings of safety and effectiveness for an approved drug already on the market. Approval or submission of a 505(b)(2) application, like those for abbreviated new drugs (“ANDAs”), may be delayed because of patent and/or exclusivity rights that apply to the previously approved drug.

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

Reimbursement

Potential sales of any of our product candidates, if approved, will depend, at least in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future revenues and results of operations. Decreases in third-party reimbursement or a decision by a third-party payor to not cover a product candidate, if approved, or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. We do not know whether our product candidates, if approved, will be eligible for coverage under Medicare Part D, but individual Medicare Part D plans offer coverage subject to various factors such as those described above. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies. These policies, including government-funded health care as a whole, face uncertainty under the new Trump Administration.

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

Orphan drugs face additional risk due to the Drug Price Negotiation Program as part of the Inflation Reduction Act (“IRA”). The IRA currently excludes from the Drug Price Negotiation Program orphan drugs that treat one rare disease, which disincentivizes companies to test whether existing treatments for rare diseases also benefit other rare diseases. To expand and clarify the exclusion for orphan drugs under the Drug Price Negotiation Program, the ORPHAN Cures Act was introduced in 2023, which, if passed, would amend the IRA to exclude orphan drugs treating one or more rare diseases from pricing negotiations. This would incentivize critical follow-on investment into rare disease drug development. The ORPHAN Cures Act was recently re-introduced, has bi-partisan support, and could be passed in the near future.

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

Employees

As of March 28, 2025, we employed a total of 2 full-time employees, 3 employee consultants, and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information and History

We were incorporated as a Nevada corporation on May 16, 2017. On June 5, 2019, we formed our wholly owned subsidiary, Hoth Therapeutics Australia Pty Ltd, under the laws of the State of Victoria in Australia and, on October 4, 2023, we formed our wholly owned subsidiary, merveille.ai, under the laws of the State of Nevada. Our principal executive offices are located at 1177 Avenue of the Americas, 5th Floor, Suite 5066, New York, New York 10036 and our telephone number is (646) 756-2997.

Available Information

Our website address is www.hoththerapeutics.com. The contents of, or information accessible through, our website are not part of this Annual Report, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this Annual Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position, Financial Reporting Matters and Need for Capital

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in May 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the years ended December 31, 2024 and 2023 were $8.2 million and $8.1 million, respectively, and our accumulated deficit as of December 31, 2024 and 2023 was $60.4 million and $52.2 million, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

The Restatement of our financial statements may affect shareholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

We have incurred, and may continue to incur, substantial unanticipated costs for accounting and legal fees in connection with, or related to, the Restatement. The Restatement could also subject us to other risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions, or investigations by the SEC or other regulatory authorities relating to the Restatement. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity, and financial condition, or cause shareholders and investors to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline. Any such legal proceedings or regulatory inquiries, sanctions, or investigation, whether successful or not, could adversely affect our business, financial condition, and results of operations.

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

It is impossible to predict if or when any of our product candidates will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to the outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. The research, testing, manufacturing, labeling, packaging, storage, approval, sale, marketing, advertising and promotion, pricing, export, import and distribution of drug products are subject to extensive regulation by the FDA, EMA, and other regulatory authorities in the United States, European Union, and other countries, where regulations differ from country to country. We are not permitted to market our product candidates as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Regulatory authorities in other jurisdictions impose similar requirements. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA or other regulatory authorities and even fewer are eventually approved for commercialization. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities. If our development efforts for our product candidates, including regulatory approval, are not successful for their planned indications, or if adequate demand for our product candidates is not generated, our business will be materially adversely affected.

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

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Regulatory approval through the FDA specifically may be further impacted or delayed by the ongoing cuts to the federal budget under the Trump Administration. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory marketing approval for our product candidates in any indication will prevent us from commercializing our product candidates, and our ability to generate revenue will be materially impaired.

If we are unable to submit an application for product candidate approval under Section 505(b)(2) of the FDCA or if we are required to generate additional data related to the safety and efficacy of a product candidate in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

We may seek marketing authorization in the United States under Section 505(b)(2) of the FDCA which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third-party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval and may require us to generate additional data to support the safety and efficacy of a product candidate. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

We do not currently have, nor do we currently plan to develop, the infrastructure or capability internally to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates, devices, or device components on a clinical or commercial scale. We currently rely on outside vendors to manufacture our clinical supplies of our product candidates and plan to continue relying on third parties to manufacture our product candidates, devices, or device components on a commercial scale, if approved. The prominent regulatory standard used by the FDA to ensure pharmaceutical quality is the Current Good Manufacturing Practice (“cGMP”). The FDA can and will take regulatory action against drug manufacturers based on lack of CGMP, which can cause production delays and incur additional costs. In particular, we rely upon single-sourced manufacturing with one third-party contract development and manufacturing organization (a “CDMO”), WuXi AppTec (“WuXi”), for HT-KIT.

In January 2024, the BIOSECURE Act (H.R. 7085) was introduced in the House of Representatives and a substantially similar bill (S.3558) was introduced in the Senate. Although the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act on September 9, 2024, the legislation ultimately did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session. If these bills became law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies to contract with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

Our reliance on third-party manufacturers exposes us to the following additional risks:

●	We may be unable to identify manufacturers of our product candidates on acceptable terms or at all.

●	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.

●	Our future third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our commercial products, if approved.

●	Our reliance on single-sourced manufacturing with WuXi increases the risk that any problems or delays with WuXi could materially, negatively affect the development of HT-KIT.

●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates.

●	Our third-party manufacturers could breach or terminate their agreement with us.

●	Our third-party manufacturers’ performance, available capacity and ability to manufacture clinical or commercial products may be impacted by mergers and or acquisitions.

●	We and our third-party manufacturers may be impacted by global conflicts, including any potential conflict involving China and Taiwan, and any resulting trade sanctions.

●	Foreign third-party manufacturers may be subject to U.S. legislation or investigations, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of HT-KIT, delay the procurement or supply of HT-KIT or delay clinical trials.

Each of these risks could delay our clinical trials, as well as the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates, or could result in higher costs, or could deprive us of potential product revenue.

We currently rely on foreign CROs and CDMOs, including WuXi to manufacture HT-KIT, and will likely continue to rely on foreign CROs and CDMOs in the future. Foreign CDMOs may be subject to U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of HT-KIT, delay the procurement or supply of HT-KIT, delay or impact clinical trials and could adversely affect our financial condition and business prospects. While we believe we may be able to replace WuXi, this could be time-consuming and expensive, which may adversely affect our financial condition and business prospects.

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

Once a product receives clearance or approval, the agency has the authority to require the recall of commercialized products in the event of adverse side effects, material deficiencies or defects in design or manufacture. With respect to the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the product would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of adverse side effects, impurities or other product contamination, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. In addition, the FDA requires that certain classifications of recalls be reported to FDA within ten working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls or market withdrawal involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

Sales of our product candidates, if approved, or any other future product candidate will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the federal Anti- Kickback Statute is broad and may prohibit certain common activities within the healthcare industry, the Office of Inspector General for HHS has issued a series of statutory exceptions and regulatory “safe harbors.” However, these exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection from prosecution under the federal Anti-Kickback Statute;

●	the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. We consider the Stark Law in planning our products, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs;

●	federal false claims and false statement laws, including the federal civil False Claims Act and the Civil Monetary Penalties Law (“CMPL”), prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent;

●	HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information;

●	the FDCA which among other things, strictly regulates drug and biologics manufacturing, sales, distribution, prohibits the adulteration or misbranding of drugs and biologics prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;

●	the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	the U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. The future of FCPA enforcement remains uncertain, as there has already been a temporary enforcement suspension under the Trump Administration, and future changes are possible.

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

If a third-party contract manufacturing organization (“CMO”) upon whom we rely to formulate and manufacture our product candidates does not perform, fails to manufacture according to our specifications or fails to comply with strict regulations, our pre-clinical studies or clinical trials could be adversely affected, and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

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

Various steps in the manufacture of our product candidates may need to be sole-sourced. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further pre-clinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future CMOs may be difficult for us and could be costly, which could result in our inability to manufacture our product candidates for an extended period of time and therefore a delay in the development of our product candidates. Further, in order to maintain our development timelines in the event of a change in our CMOs, we may incur significantly higher costs to manufacture our product candidates.

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

Although there have been legal and political challenges to certain aspects of the ACA, the Biden Administration affirmed support for the law and, entered its own executive orders to enforce and strengthen it. Because of the volatility surrounding the implementation and enforcement of the ACA since its passage, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by actions taken under the Trump Administration. On January 20, 2025, President Trump issued Executive Order 14148, which revoked Executive Order 14009 issued by President Biden on January 28, 2021, that had initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear what healthcare reform measures will be implemented by the Trump Administration, but significant changes are anticipated. The potential changes in patient coverage by government funded insurance may impact our pricing.

The first Trump Administration, on July 24, 2020 and September 13, 2020, announced several executive orders related to prescription drug pricing. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed until 2032 by the Inflation Reduction Act of 2022. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021 CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear how the current Trump Administration will further address drug pricing.

In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the Inflation Reduction Act of 2022 requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The Inflation Reduction Act of 2022 permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. There is uncertainty surrounding this program with the new administration, especially in light of the administration’s budget cuts which impact an agency’s ability to regulate through guidance. Further, it is unclear how the new leadership of HHS, CMS, etc. will approach the issue of drug pricing.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad, but the Trump administration has shown a tendency to govern through executive action. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

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

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure on product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

In addition, given past federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While no one cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a pharmaceutical manufacturer’s ability to generate revenue. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on a pharmaceutical manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. The new administration’s recent introduction of tariffs on foreign nations may also have an impact on business operations. A pharmaceutical manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

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

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and we may not have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to the same or similar information.

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

Our ability to protect and enforce any patents we may obtain does not guarantee that we will secure the right to commercialize such patents.

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

Risks Related to the Company

We have expanded and may continue to expand our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

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

We cannot assure you that any acquisition will result in short-term or long-term benefits to us. We may misjudge the value or worth of an acquired product, company or business. In addition, our future success would depend in part on our ability to manage the rapid growth associated with acquisitions. We cannot assure you that we will be able to make the combination of our business with that of acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, business or companies may require a substantial capital investment by us. We may not have these necessary funds, or they might not be available to us on acceptable terms, or at all. We may also seek to raise funds by selling shares of our preferred or common stock, which could dilute each current shareholder’s ownership interest in the Company.

Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

We may seek to obtain market clearance in foreign markets that we deem to generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences. If we were to experience any of the difficulties listed above, or any other difficulties, our international development activities and our overall financial condition may suffer and cause us to reduce or discontinue our international development and registration efforts.

We may not be successful in hiring and retaining key employees, including executive officers.

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of each member of our management team. Accordingly, if any member of our management team were to terminate their employment with us, such departure may have a material adverse effect on our business. In addition, our future success depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified financial, managerial, technical, clinical and regulatory personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and workforce could adversely affect our ability to operate, grow and manage our business.

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. Any product liability insurance coverage we obtain may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA or other regulatory agency and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim, or claims, could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

Our business may be adversely affected by public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business.

We are subject to the risks associated with public health crises, such as pandemics and epidemics. Any governmental lockdowns, quarantine requirements or other restrictions as a result of a pandemic or epidemic may cause shutdowns or other significant business disruptions, thereby effecting our ability to conduct our business in the manner presently planned which could have a material adverse effect on us. In addition, any pandemic or epidemic may impact the global economy which may have a material adverse effect on our business. For example, staffing issues related to a public health crises may disrupt our business operations, including our clinical trials. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward other efforts, or other staffing issues related to any such health epidemic. Also, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) stemming from a health epidemic may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. In addition, if any third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by a public health crises, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations. Furthermore, we may be at risk of delaying, defaulting and/or not performing under existing agreements, which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to a health epidemic may also disrupt the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from or materially delay FDA review and/or approval of our product candidates.

The scope and duration of any future public health crisis, the pace at which government restrictions are imposed and lifted, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.

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

In addition, our systems are potentially vulnerable to data security breaches - whether by employees or others - which may expose sensitive data to unauthorized persons. Data security breaches could lead to the loss of trade secrets or other intellectual property, result in demands for ransom or other forms of blackmail, or lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. Such attacks are of ever-increasing levels of sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage or extortion) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a company with an increasingly global presence, our systems are subject to frequent attacks. There is the potential that our systems may be directly or indirectly affected as nation-states conduct global cyberwarfare.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our common stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock;

●	our ability to obtain financings to conduct and complete research and development activities including, but not limited to, our clinical trials, and other business activities;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	our ability to secure resources and the necessary personnel to conduct clinical trials on our desired schedule;

●	commencement, enrollment or results of our clinical trials for our product candidates;

●	changes in the development status of our product candidates;

●	any delays or adverse developments or perceived adverse developments with respect to a regulatory agency’s review of our planned pre-clinical and clinical trials;

●	any delay in our submission for studies or product approvals or adverse regulatory decisions, including failure to receive regulatory approval for our product candidates;

●	unanticipated safety concerns related to the use of our product candidates;

●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of common stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;

●	actual or anticipated fluctuations in our operating results;

●	changes in market valuations of other similar companies; and

●	other events or factors, many of which may be out of our control, including, but not limited to, pandemics, war, or other acts of God.

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

We may acquire other companies or technologies which could divert our management’s attention, result in dilution to our shareholders and otherwise disrupt our operations and adversely affect our operating results.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Moreover, the 2023 closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. We have significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flow.

There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our financial institutions, manufacturers and other third parties with whom we engage may be adversely affected by the foregoing risks, which may have a material adverse effect on our business.

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

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if (i) we have a public float of $250 million or more and have annual revenues in excess of $100 million or (ii) if we have a public float of $700 million or more, determined on an annual basis.

As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	not being required to furnish a stock performance graph in our annual report;

●	reduced disclosure obligations regarding executive compensation;

●	being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K, with corresponding reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict whether investors will find our common stock less attractive as a result of any reliance by us on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and result in a decline in the market price of our common stock.

We are currently listed on The Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on Nasdaq and we are in compliance with the exchange’s minimum listing requirement, we may not be able to continue to meet Nasdaq’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 28, 2025. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 28, 2025, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock were previously issued and converted into common stock at the time of our initial public offering and 1,897,520 shares of Series A Preferred Stock remain authorized. As of March 28, 2025, 2,000,000 shares of our preferred stock have been designated as Series B Preferred Stock of which 2,000,000 shares of Series B Preferred Stock were previously issued and redeemed. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third-party and thereby preserve control by the present management.

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

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of Nasdaq. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, since we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

We identified a material weakness in our internal control over financial reporting, which resulted in the restatement of our consolidated financial statements for several prior annual and quarterly and year-to-date periods. If remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We identified a material weakness in our internal control over financial reporting as of March 21, 2025. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified related to the proper classification of research and development expenses, which impacted our previously issued consolidated financial statements and condensed consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, and for each of the quarterly and year to date periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023. As further described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there were material amounts inappropriately classified as research and development expense which should have been classified as prepaid assets and other assets. We are taking steps to remediate the material weakness and are in the process of supplementing our existing internal controls related to the proper classification of research and development expenses. In response to the material weakness, we are enhancing our review procedures over significant contracts with contract manufacturing organizations and contract research organizations, augmenting existing staff and strengthening our review process. The incremental internal controls created to respond to this material weakness are being integrated into our internal controls testing plan and they will be tested during 2025 and beyond.

Although we plan to complete the above remediation process and associated evaluation and testing as quickly as possible, we may not be able to do so and our initiatives may prove not to be successful. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered during the evaluation and testing process, we will be unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm will be unable to express an opinion on the effectiveness of our internal control. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

As discussed in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined to restate our previously issued audited consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, and our unaudited condensed consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, and for each of the quarterly and year to date periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023, after we identified material amounts inappropriately classified as research and development expense which should have been classified as prepaid assets and other assets. As a result of this error and the resulting restatement of our consolidated financial statements and condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

Risk management is further managed through the use of an expert third party company to assist in managing relevant risks. We outsource our monitoring to a third-party provider whereby we benefit from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to us promptly by our third-party provider and material and potentially material incidents would be assessed by management for remediation and future prevention and detection.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our network systems or infrastructure due to a cybersecurity threat or incident could adversely affect our operations, services, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our customers’ and partners’ proprietary information, which may include personally identifiable information. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction and harm to our relationships with corporate partners.

ITEM 2. PROPERTIES

Our executive office is located at 1177 Avenue of the Americas, 5th Floor, Suite 5066, New York, New York 10036. We currently lease such office for approximately $2,700 per month pursuant to a lease which terminates on February 28, 2026. We lease an additional office located at 720 Monroe Street, #E514, Hoboken, NJ 07030 for approximately $1,850 per month pursuant to a lease which expires on December 31, 2025. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 28, 2025, there were 101 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Issuers Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. We are focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). We also have assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA).

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2024 and 2023

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2024, research and development expenses were approximately $3.2 million. Specifically, during the year ended December 31, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $2.1 million related to manufacturing and clinical activities; (ii) HT-KIT, approximately $0.6 million related to manufacturing and preclinical activities; (iii) HT-ALZ, approximately $0.2 million related to preclinical studies; and (iv) HT-004, approximately $0.1 million related to sponsored research. In addition to the foregoing, we also incurred fees of approximately $0.2 million payable to members of our scientific advisory board for services.

For the year ended December 31, 2023, research and development expenses were approximately $3.9 million. Specifically, during the year ended December 31, 2023, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $2.0 million related to manufacturing and clinical activities; (ii) HT-KIT, approximately $1.6 million related to manufacturing and preclinical activities; (iii) HT-ALZ, approximately $65,000 related to preclinical studies; (iv) BioLexa, approximately $56,000 related to manufacturing; and (v) HT-004, approximately $59,000 related to sponsored research. In addition to the foregoing, we also incurred fees of approximately $0.2 million payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the year ended December 31, 2024, general and administrative expenses amounted to approximately $5.0 million as compared to $4.2 million for the year ended December 31, 2023, an increase of $0.8 million, or 17.9%. For the years ended December 31, 2024 and 2023, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Year Ended December 31,
	2024	2023
Compensation and related expenses	$2,251,000	$1,570,000
Professional and consulting expenses	1,902,000	2,089,000
Rent expense	53,000	39,000
Other general and administrative expenses	760,000	514,000
Total	$4,966,000	$4,212,000

During the year ended December 31, 2024, the increase in general and administrative expenses of approximately $754,000 was primarily attributed to an increase other general and administrative expenses of approximately $246,000, which primarily consisted of an increase in conference fees of approximately $154,000, and an increase in travel expenses of approximately $32,000, an increase in compensation and related expenses of approximately $681,000, comprising of an increase in stock-based compensation of approximately $612,000 related to the issuance of stock options to executives and board of director members and an increase in health insurance, and an increase in rent of approximately $14,000, offset by a decrease in professional and consulting expenses of approximately $187,000.

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

Other Income (Expenses), net

For the year ended December 31, 2024, net other income was approximately $27,000, which primarily resulted from $27,000 of dividend and interest income.

For the year ended December 31, 2023, net other expenses were approximately $0.1 million, which primarily resulted from $0.2 million of unrealized losses on marketable securities, partially offset by approximately $0.1 million of dividend income.

Net Loss

For the year ended December 31, 2024 and 2023, we incurred a net loss of approximately $8.2 million, or $1.28 per common share (basic and diluted), and $8.1 million, or $2.38 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2024, we had approximately $7.0 million in cash and cash equivalents, working capital of approximately $6.8 million and an accumulated deficit of approximately $60.4 million. Net cash used in operating activities was $7.0 million and $8.4 million for the years ended December 31, 2024 and 2023, respectively. We incurred net losses of approximately $8.2 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of December 31, 2024  plus cash proceeds we received of $5,625,000 from exercise of warrants in January 2025 and cash proceeds we received of $1,470,435 from the sale of our common shares under the ATM Agreement during the period from January 7, 2025 to March 28, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our audited financial statements are available to be issued.

During the year ended December 31, 2024, we issued 2,500,000 shares (the “Warrant Shares”) of our common stock upon the exercise of the 2,500,000 January 2023 Existing Warrants (as defined herein) for net proceeds of approximately $3.7 million, after deducting placement agent fees and other offering expenses of approximately $0.4 million. The Warrant Shares were issued as a result of a March 27, 2024 inducement offer agreement, which closed on April 1, 2024, with a holder (the “Holder”) of certain of our existing warrants (“January 2023 Existing Warrants”) to immediately exercise, for cash, an aggregate of 2,500,000 January 2023 Existing Warrants to purchase shares of our common stock at a reduced exercise price of $1.6775 per share.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we may offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to our effective shelf registration statement on Form S-3, including an accompanying prospectus (File No. 333-272620), and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $2,700,000 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein. From November 8, 2024 to December 31, 2024 we issued 1,137,250 shares of our common stock for net proceeds of approximately $1.0 million pursuant to the ATM Agreement.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $30 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was approximately $7.0 million, which primarily resulted from a net loss of approximately $8.2 million, offset by $0.8 million in stock-based compensation, a decrease in prepaid expense of $0.2 million and an increase in accounts payable and accrued expenses of $0.2 million.

For the year ended December 31, 2023, net cash used in operating activities was approximately $8.4 million, which primarily resulted from a net loss of approximately $8.1 million, a $0.3 million gain on termination of license agreement, offset by $0.2 million unrealized loss on marketable securities, $0.2 million stock-based compensation and changes in operating assets and liabilities of approximately $0.5 million.

Cash Flows from Investing Activities

The Company did not have any cash flows from investing activities for the years ended December 31, 2024 or December 31, 2023.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was approximately $4.7 million, which primarily resulted from net proceeds from the issuance of common stock, common stock warrants, and prefunded warrants of $1.0 million and proceeds from the exercise of warrants of approximately $3.7 million.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate or different estimates that could have been selected could have a material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates and the differences could be material.

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an additional discussion of our significant accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Prior Period Consolidated Financial Statements and the Unaudited Interim Condensed Consolidated Financial Statements

As discussed in Note 8 to the consolidated financial statements, the accompanying 2023 consolidated financial statements have been restated to correct certain misstatements. Additionally, the Company has restated its unaudited interim condensed consolidated financial statements previously reported in the Forms 10-Q for the quarters ended March 31, 2023 and 2024, June 30, 2023 and 2024, and September 30, 2023 and 2024, as these interim periods were also affected by the errors. Our opinion is not modified with respect to the restatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Expenses, Accrued Clinical Trial Liabilities, and Prepaid Research and Development Costs

Description of the Matter

The Company recognizes research and development expenses as incurred. Advance payments for future research and development activities are deferred and expensed as the related services are performed. The Company recognizes its clinical trial expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations (collectively, "CROs") that conduct and manage clinical trials on the Company's behalf.

The Company works closely with its CROs to reconcile prepaid research and development costs and accrued clinical trial prepaid expenses and liabilities by obtaining reporting from the CROs, discussing progress or stage of completion of services with internal personnel and external service providers, and comparing this information to payments made, invoices received, and the agreed-upon fees to be paid for such services in the applicable contract, statements of work, or purchase orders. The reconciliation of the amount of work completed is primarily based on the status and timing of services performed and the completion of project milestones.

We identified research and development expenses, accrued clinical trial liabilities, and prepaid research and development costs as a critical audit matter given the estimation involved in accounting for research and development expenses, accrued clinical trial liabilities, and prepaid research and development costs. In addition, as described in Note 8 to the consolidated financial statements, the Company identified errors in the accounting for advance payments to a clinical research organization (CRO) during the 2024 audit which arose from expensing advance payments in full upon payment rather than recording them as prepaid expenses and recognizing the expense as services were performed. The errors led to a material overstatement of research and development (R&D) expenses and an understatement of prepaid expenses in the affected periods. This required extensive audit effort related to the estimation of research and development expenses, accrued clinical trial liabilities and prepaid clinical expenses and the complexity involved in determining the completeness and accuracy of the restated annual and interim financial data.

How We Addressed the Matter in Our Audit

Our audit procedures related to research and development expenses, accrued clinical trial liabilities, and prepaid clinical expenses included selecting a sample of amounts recognized as research and development expense, accrued clinical trial liabilities and prepaid research and development expenses and performing the following procedures for each item selected:

●	We obtained and read related master service agreements, statements of work, purchase orders and/or other supporting agreements with the CROs.

●	We performed corroborating inquiries with the Company's operations personnel responsible for the oversight of activities regarding the nature and status of work performed under the various CRO agreements.

●	We inspected evidence from the third-party vendors regarding the payments made and the status and timing of services performed. In addition, we obtained confirmations from selected CROs related to billings incurred, balances due, work performed, and remaining advance balances.

●	We compared the data and evidence obtained from internal and external sources to the inputs used in the Company's analysis and recalculated the related research and development expense, prepaid research and development expense, and the accrued clinical liabilities balance.

●	We evaluated the Company’s process for identifying and correcting the prior period errors by testing the restated annual and quarterly amounts, including agreeing the corrected balances to underlying CRO contracts, payment records, and service performance timelines.

/S/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 28, 2025

PCAOB ID No. 100

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
		(As Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,038,923	$9,292,352
Prepaid expenses and other current assets	605,948	858,126
Total Current Assets	7,644,871	10,150,478

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	31,075	55,165
Investment in joint ventures at fair value	36,819	37,400
Total Non-Current Assets	67,894	92,565

Total Assets	$7,712,765	$10,243,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$412,071	$35,592
Accrued expenses	390,760	614,226
Operating lease liability, current portion	28,366	28,839
Total Current Liabilities	831,197	678,657

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	2,709	26,326
Total Long-Term Liabilities	2,709	26,326

Total Liabilities	833,906	704,983

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of December 31, 2024 and 2023	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding on December 31, 2024 and 2023	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding on December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 8,042,747 and 4,348,129 shares issued and outstanding as of December 31, 2024 and 2023, respectively	804	435
Additional paid-in capital	67,279,033	61,732,106
Accumulated deficit	(60,410,041)	(52,221,741)
Accumulated other comprehensive income	9,063	27,260
Total Stockholders’ Equity	6,878,859	9,538,060

Total Liabilities and Stockholders’ Equity	$7,712,765	$10,243,043

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2024	2023
		(As Restated)

NET REVENUES	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	3,249,096	3,740,785
General and administrative expenses	4,966,336	4,212,189

Total operating expenses	8,215,432	7,952,974

LOSS FROM OPERATIONS	(8,215,432)	(7,952,974)

OTHER INCOME (EXPENSES), NET:
Unrealized loss on marketable securities	-	(209,320)
Change in fair value of investment in joint venture	(581)	4,400
Dividend and interest income	27,713	51,772

Total other income (expenses), net	27,132	(153,148)

NET LOSS	$(8,188,300)	$(8,106,122)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.28)	$(2.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	6,375,161	3,409,190

COMPREHENSIVE LOSS:
Net loss	$(8,188,300)	$(8,106,122)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(18,197)	5,254

Total comprehensive loss	$(8,206,497)	$(8,100,868)

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

					Accumulated
	Common Stock		Additional Paid-in	Accumulated Deficit	other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(As Restated)	Income (Loss)	Equity

Balance, December 31, 2022 (As Restated)	1,302,113	$130	$50,198,630	$(44,115,619)	$22,006	$6,105,147
Exercise of warrants	2,355,050	236	2,119	-	-	2,355
Stock-based compensation	-	-	216,428	-	-	216,428
Common stock and warrants issued in private placement, net of offering costs	689,275	69	11,314,929	-	-	11,314,998
Vesting of restricted shares	1,691	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	5,254	5,254
Net loss	-	-	-	(8,106,122)	-	(8,106,122)

Balance, December 31, 2023 (As Restated)	4,348,129	435	61,732,106	(52,221,741)	27,260	9,538,060
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	804,277	-	-	804,277
Common shares issued for exercise of warrants, net of issuance costs	2,500,000	250	3,682,050	-	-	3,682,300
Common stock issued for cash, net	1,137,250	114	1,060,605	-	-	1,060,719
Vesting of restricted shares	1,693	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	(18,197)	(18,197)
Net loss	-	-	-	(8,188,300)	-	(8,188,300)

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,188,300)	$(8,106,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on termination of license agreement	-	(275,000)
Stock-based compensation	804,277	216,428
Unrealized loss on marketable securities	-	209,320
Change in fair value of investment in joint ventures	581	(4,400)
Changes in operating assets and liabilities:
Prepaid expenses	252,178	213,432
Accounts payable and accrued expenses	153,013	(700,752)

NET CASH USED IN OPERATING ACTIVITIES	(6,978,251)	(8,447,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, common stock warrants and prefunded warrants, net of offering costs	1,060,719	11,314,998
Proceeds from exercise of warrants, net of issuance costs	3,682,300	2,355

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,743,019	11,317,353

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,235,232)	2,870,259

Effect of exchange rate changes on cash and cash equivalents	(18,197)	(6,518)

CASH AND CASH EQUIVALENTS - beginning of year	9,292,352	6,428,611

CASH AND CASH EQUIVALENTS - end of year	$7,038,923	$9,292,352

NON-CASH INVESTING AND FINANCING ACTIVITIES:
ROU assets obtained in exchange for lease liability	$-	$59,698

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, merveille.ai and Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA).

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

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company may offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3, including an accompanying prospectus (File No. 333-272620), and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $2,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. In February 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased to $5,000,000. As of March 28, 2025, the Company has sold shares of its common stock having a total aggregate sales price of $2.7 million.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s consolidated financial statements relate to stock-based compensation, the valuation of modified warrants, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $7,038,923 and $9,292,352 as of December 31, 2024 and 2023, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank accounts are not subject to FDIC insurance. Cash held in foreign bank accounts totaled approximately $0.1 million and $0.1 million as of December 31, 2024 and 2023, respectively.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, (“ASC-820”), provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC-Topic 820, approximates the carrying amounts represented in the Company’s consolidated balance sheets, primarily due to their short-term nature.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the years ended December 31, 2024 and 2023, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

Leases

The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are included in operating lease liability, current and lease liability, on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset, and lease liabilities represent the Company’s obligation to make lease payments in exchange for the ability to use the asset for the duration of the lease term.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Prepaid Expenses

As of December 31, 2024 and 2023, prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2024	2023
Prepaid clinical trial expenses	$476,235	$722,765
Prepaid insurance	28,479	57,766
R&D credit receivable	46,769	46,769
Other prepaid expenses	54,465	30,826
	$605,948	$858,126

Accounts Payable

For the year ended December 31, 2023, the Company’s subsidiary Hoth Therapeutics Australia Pty Ltd, recorded approximately a $260,000 gain due to a settlement agreement on a payable balance with Novotech, a clinical trial management vendor. The gain is recognized in the consolidated statements of operations and comprehensive loss following a manner consistent with how the expense was originally recorded. There was no such transaction in the year ended December 31, 2024.

Research and Development Costs

Research and development costs, including acquired in-process research and development expenses for which there is no alternative future use, are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are accrued and then expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

	Year Ended December 31,
Potentially dilutive securities	2024	2023
Warrants	5,203,243	4,213,515
Options	1,090,362	169,362
Non-vested restricted stock awards	-	1,693
Total	6,293,605	4,384,570

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are classified as liability and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net loss and other comprehensive income (loss). During the years ended December 31, 2024 and 2023, other comprehensive (loss) income was attributable to foreign currency translation adjustments.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. For the Company’s subsidiary with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within "Accumulated other comprehensive income (loss)" in the consolidated balance sheets.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024. The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company and decides how to allocate resources based on loss from operations, managing cash flows and evaluating research and development and general and administrative expenses. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to consolidated financial statements.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

The ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. The Company believes the adoption of this ASU will not have any impact on the Company’s consolidated financial statements.

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

NOTE 3 – License Agreements

The following summarizes the Company’s research and development expenses for licenses acquired (including stock-based compensation) during the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
The George Washington University	$13,620	$66,172
North Carolina State University	6,250	—
Virginia Commonwealth University	—	(275,000)
U.S. Department of Veteran Affairs	54,000	—
University of Cincinnati	1,666	7,500
	$75,536	$(201,328)

The George Washington University

During the year ended December 31, 2024, the Company recorded expenses of $13,620 for license fees, including an expense of $7,661 for the year ended December 31, 2024 related to warrants granted to The George Washington University (“GW”) pursuant to the patent license agreement with GW dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”).

During the year ended December 31, 2023, the Company recorded expenses of $66,172 for license fees, including an expense of approximately $29,000 related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement. The Company recorded an expense of $30,000 for a milestone payment pursuant to GW Patent License Agreement. The Company also recorded $7,500 for the year ended December 31, 2023 for license maintenance fees.

North Carolina State University

During the year ended December 31, 2024, the Company recorded expenses of $6,250 for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

During the year ended December 31, 2023, the Company did not recognize any expenses for license fees associated with such license agreement.

Virginia Commonwealth University

During the year ended December 31, 2024, the Company did not recognize any expenses for license fees associated with the exclusive license agreement (the “VCU License Agreement”) by and between the Company and Virginia Commonwealth University (“VCU”) dated May 18, 2020 that was terminated August 16, 2023.

During the year ended December 31, 2023, the Company recognized a gain of $275,000 for license fees associated with the VCU License Agreement. On August 16, 2023, the Company terminated the VCU License Agreement. As of December 31, 2023, the Company reversed its prior accrual of $150,000 for five years of annual minimum payments and $125,000 for annual maintenance fees.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

U.S. Department of Veteran Affairs

During the year ended December 31, 2024, the Company recognized expenses of $54,000 for license fees associated with the exclusive license agreement by and between the Company and the US Department of Veteran Affairs dated December 9, 2024.

During the year ended December 31, 2023, the Company did not recognize any expenses for license fees associated with such license agreement.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the years ended December 31, 2024 and 2023, the Company recognized expenses of $1,666 and $7,500 for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020, respectively.

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on December 31, 2024 and 2023:

	Fair value measured on December 31, 2024
	Total at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2023
	Total at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$37,400	$—	$—	$37,400

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

Investment in joint venture for the year ended December 31, 2024 and 2023

	For the Year Ended December 31,
	2024	2023
Investment in joint ventures at fair value – beginning of year	$37,400	$33,000
Change in fair value of investment in joint ventures	(581)	4,400
Investment in joint ventures at fair value – end of year	$36,819	$37,400

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Investment in Joint Ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expenses), net in the consolidated statements of operations and comprehensive loss.

The value at which the Company’s investment in joint ventures is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of December 31, 2024 and 2023, valued its share price at $0.167 and $0.17 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

On February 23, 2024, the Company acquired 22,000 shares of Class B Common stock of Atticus Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-10 ratio of current shares and was instructed, on July 3, 2024, that the 409A valuation of the shares was $79, or $0.0036 per share, pursuant to the February 2024 valuation ratified by Zylö’s board of directors.

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

The consolidated investment in Zylö was valued at $36,819 and $37,400 as of December 31, 2024 and 2023, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 5 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2024 and 2023, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of December 31, 2024 and 2023, no shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of December 31, 2024 and 2023, no shares of Series B Preferred Stock were issued and outstanding.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Warrants

2023

On December 29, 2022, the Company entered into a securities purchase agreement with an accredited investor pursuant to which it sold (i) 140,000 shares of common stock, (ii) pre-funded warrants to purchase up to 1,860,000 shares of common stock (“December Pre-Funded Warrants”) and (iii) common stock warrants to purchase up to 2,500,000 shares of common stock (“December Common Stock Warrants”) at a purchase price of $5.00 per share and accompanying December Common Stock Warrants (less $0.001 for each December Pre-Funded Warrant), in a private placement, for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each December Common Stock Warrant is exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each December Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis.

The measurement of fair value of the December Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $0.001, term of 30 years beginning January 3, 2023 (as these do not have an expiration date), volatility of 135.07%, risk-free rate of 3.88%, and expected dividend rate of 0%). The grant date fair value of the December Pre-Funded Warrants was estimated to be $12.2 million on January 3, 2023 and was reflected within additional paid-in capital as the Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the December Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $5.00, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%). The grant date fair value of these December Common Stock Warrants was estimated to be $15.0 million on January 3, 2023 and is reflected within additional paid-in capital as of December 31, 2024 and 2023 as the December Common Stock Warrants were determined to be equity classified.

As a result of exercising the December Pre-Funded Warrants on various dates in February 2023, the investor exercised all the December Pre-Funded Warrants for an aggregate of 1,860,000 shares of the Company’s common stock for aggregate net proceeds to the Company of $1,860.

In addition, pursuant to the terms of the offering, the Company issued the designees of the placement agent, Wainwright, warrants to purchase up to 100,000 shares of the Company’s common stock (“December Wainwright Warrants”). The December Wainwright Warrants had a determined fair value of $591,090 as of the date of issuance. The December Wainwright Warrants are exercisable for a period of five and one-half years from the issuance date at an exercise price of $6.25 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As the December Wainwright Warrants were issued for services provided in facilitating the private placement, the Company recorded the fair value of such December Wainwright Warrants as an equity issuance cost on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at January 3, 2023, the date of issuance (i.e., share price of $6.56, exercise price of $6.25, term of five and a half years beginning January 3, 2023, volatility of 135.07%, risk-free rate of 3.94%, and expected dividend rate of 0%).

On September 13, 2023, the Company entered into a securities purchase agreement with certain institutional investors (the “September Investors”) pursuant to which it sold (i) 549,275 shares of common stock and (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to 550,725 shares of common stock at a purchase price of $2.63 per share of common stock and a purchase price of $2.629 per September Pre-Funded Warrant. Concurrently with the sale of common stock and/or the September Pre-Funded Warrants, pursuant to the securities purchase agreement, in a private placement, the Company issued and sold warrants (the “September Common Stock Warrants”) to purchase up to 1,100,000 shares of common stock. Gross proceeds from the offering were approximately $2.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company, with aggregate net proceeds of approximately $2.4 million. The closing of the offering occurred on September 15, 2023. Each September Common Stock Warrant is exercisable for a period of five years from the issuance date at an exercise price of $2.505 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. Each September Pre-Funded Warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The measurement of fair value of the September Pre-Funded Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $0.001, term of 30 years beginning September 15, 2023 (as these do not have an expiration date), volatility of 146.89%, risk-free rate of 4.42%, and expected dividend rate of 0%). The grant date fair value of the September Pre-Funded Warrants was estimated to be $1.0 million on September 15, 2023 and was reflected within additional paid-in capital as the September Pre-Funded Warrants were determined to be equity classified.

The measurement of fair value of the September Common Stock Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $2.505, term of five years beginning September 15, 2023, volatility of 146.89%, risk-free rate of 4.45%, and expected dividend rate of 0%). The grant date fair value of these September Common Stock Warrants was estimated to be $1.8 million on September 15, 2023 and was reflected within additional paid-in capital as the September Common Stock Warrants were determined to be equity classified.

On various dates in September 2023, the September Investors exercised 495,050 of the September Pre-Funded Warrants for an aggregate of 495,050 shares of common stock for aggregate gross proceeds to the Company of $495.

In addition, pursuant to the terms of the September offering, the Company issued designees of the placement agent, Wainwright warrants (the “September Wainwright Warrants”) to purchase up to 55,000 shares of the Company’s common stock. The September Wainwright Warrants are exercisable for a period of five years from the commencement of sales at an exercise price of $3.2875 per share, subject to adjustment, and may, under certain circumstances, be exercised on a cashless basis. As the September Wainwright Warrants were issued for services provided in facilitating the September offering, the Company recorded the fair value of such September Wainwright Warrants as an equity issuance cost on the issuance date. The measurement of fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at September 15, 2023, the date of issuance (i.e., share price of $1.84, exercise price of $3.2875, term of five years beginning September 15, 2023, volatility of 146.89%, risk-free rate of 4.45%, and expected dividend rate of 0%).

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of the remaining 55,675 September Pre-Funded Warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

On March 27, 2024, the Company entered into an inducement offer agreement with a holder (the “Holder”) of certain of the Company’s existing warrants (the “January 2023 Existing Warrants”) to immediately exercise for cash an aggregate 2,500,000 of the January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share for gross proceeds to the Company of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by the Company. The exercised January 2023 Existing Warrants were issued pursuant to a securities purchase agreement dated December 29, 2022 by and between the Company and the Holder. Each January 2023 Existing Warrant was exercisable for a period of five and one-half years from the issuance date at an original exercise price of $5.00 per share.

As an inducement to such exercise, the Company agreed to issue new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “April 2024 Inducement Warrants”). The April 2024 Inducement Warrants are exercisable immediately upon issuance and will expire on July 3, 2028. On April 1, 2024, the Holder exercised such warrants, and the Company issued the Holder 3,750,000 April 2024 Inducement Warrants. Additionally, in connection with the exercise of the January 2023 Existing Warrants, the Company issued 125,000 placement agent warrants to the designees of the placement agent, Wainwright, which are immediately exercisable and expire on July 3, 2028 at an exercise price of $2.0969 per share.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The amendment to the January 2023 Existing Warrants on March 27, 2024 to lower the exercise price thereof was considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders to cash exercise their warrants, resulting in the exercise of the January 2023 Existing Warrants on April 1, 2024.

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

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million (net proceeds of approximately $3.7 million, after deducting placement agent fees and other offering expenses of $0.5 million). In connection with such exercise, during the year ended December 31, 2024, the Company issued 2,500,000 shares of common stock upon the exercise of the January 2023 Existing Warrants.

On April 1, 2024, in connection with the issuance of the April 2024 Inducement Warrants and the placement agent warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the April 2024 Inducement Warrants and placement agent warrants amounted to $4,166,800, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04.

The fair value of the January 2023 Existing Warrants on the modification date and the fair value of the April 2024 Inducement Warrants were estimated using the Black-Scholes option-pricing model with the following assumptions:

March 27, 2024 to April 1, 2024
Exercise price	$1.50 to $5.00
Term (years)	4.25
Expected stock price volatility	109.8%
Risk-free rate of interest	4.18% to 4.34%

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

A summary of warrant activity for the years ended December 31, 2024 and 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	402,840	$49.83	—	1.4
Issued	6,165,725	2.61	—	4.5
Exercised	(2,355,050)	—	—	—
Outstanding as of December 31, 2023	4,213,515	7.01	—	4.5
Issued	3,875,000	1.52	—	—
Expired	(329,597)	49.08	—	—
Exercised	(2,555,675)	0.67	—	—
Outstanding as of December 31, 2024	5,203,243	2.62	—	3.52
Warrants exercisable as of December 31, 2024	5,203,243	$2.62	$—	3.52

The Company has determined that the warrants should be accounted for as a component of stockholders’ equity.

Common Shares

As a result of exercising the December Pre-Funded Warrants on various dates in February 2023, the investor exercised all the December Pre-Funded Warrants for an aggregate of 1,860,000 shares of the Company’s common stock for aggregate net proceeds to the Company of $1,860.

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

During the year ended December 31, 2024, the Company issued 2,500,000 shares of its common stock in connection with the exercise of 2,500,000 December Common Stock Warrants. See Warrants section above.

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company may offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3, including an accompanying prospectus (File No. 333-272620), and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $2,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. From November 8, 2024 to December 31, 2024, the Company issued 1,137,250 shares of its common stock for net proceeds of approximately $1.0 million pursuant to the ATM Agreement.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) initially reserving 40,000 shares of the Company’s common stock for issuance thereunder. The 2018 Plan became effective on May 14, 2018 upon written approval of the 2018 Plan by shareholders holding a majority of the Company’s voting capital.

The compensation committee of the board of directors increased the number of shares reserved pursuant to the Company’s 2018 Equity Incentive Plan (“2018 Plan”) by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. As of December 31, 2024, there were 83,738 shares of Company common stock available for grant under the 2018 Plan.

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

On May 15, 2024, the Company’s compensation committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 500,000 shares from 51,317 shares to 551,317 shares (“2024 Increase”). The 2024 Increase was approved by shareholders of the Company on August 7, 2024. As of December 31, 2024, there were 78,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the years ended December 31, 2024 and 2023 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested on December 31, 2022	3,384	3.16
Vested	(1,691)	3.16
Nonvested on December 31, 2023	1,693	3.16
Vested	(1,693)	3.16
Nonvested on December 31, 2024	—	—

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

During the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation of $2,543 and $7,734, respectively, in connection with restricted stock awards.

Stock Options

On July 17, 2023, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued an aggregate of 90,000 options to the Company’s employees and directors. The aggregate grant date fair value of these options was $216,428, which was recorded as stock-based compensation during the year ended December 31, 2023.

On January 5, 2024, pursuant to and subject to the available number of shares reserved under the Amended and Restated 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $1.36 per share. The options vested immediately and expire on January 5, 2034. The aggregate grant date fair value of these options was $512,685, which was recorded as stock-based compensation during the year ended December 31, 2024.

On August 19, 2024, pursuant to and subject to the available number of shares reserved under the Amended and Restated 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to 473,000 shares of the Company’s common stock at an exercise price of $0.7548 per share. The options vested immediately in full upon grant and expire on August 19, 2034. The aggregate grant date fair value of these options was $281,388, which was recorded as stock-based compensation during the year ended December 31, 2024.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023
Exercise price	$0.7548 to $1.36	$2.59
Term (years)	5.0	10.0
Expected stock price volatility	106.65% to 120.00%	105.00%
Risk-free rate of interest	3.75% to 4.02%	4.02%

A summary of option activity under the Company’s equity incentive plans for the years ended December 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	104,651	$49.80	$—	8.3
Employee options issued	90,000	2.59	—	9.5
Expired	(25,289)	46.10	—	—
Outstanding as of December 31, 2023	169,362	26.78	—	8.4
Employee options issued	923,000	1.05	—	—
Expired	(2,000)	147.0	—	—
Outstanding as of December 31, 2024	1,090,362	$4.78	$—	9.1
Options vested and exercisable as of December 31, 2024	1,090,362	$4.78	$—	9.1

A summary of stock options outstanding at December 31, 2024 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	1,013,000	$9.3	1.19
$14.75 to $76.25	62,562	6.7	32.95
Above $76.25	14,800	$5.0	131.50
Options outstanding and exercisable as of December 31, 2024	1,090,362	$9.1	4.78

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock based compensation expense for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
Employee stock option awards	$794,073	$182,522
Non-employee restricted stock awards	2,543	7,734
Non-employee stock warrant awards (a)	7,661	26,172
	$804,277	$216,428

(a)	Represents accretion of stock based compensation expense for non-employee stock warrants issued in 2021.

For the years ended December 31, 2024 and 2023, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Year Ended December 31,
	2024	2023
Research and development	$7,661	$26,172
General and administrative	796,616	190,256
	$804,277	$216,428

NOTE 6 – Commitments and Contingencies

Office Lease

Effective November 2023, the Company leased office space for a two-year term. The Company’s office lease contained a renewal option. The Company evaluated several factors in assessing whether there is reasonable certainty that the Company will exercise its contractual renewal option concluding that it is not reasonably certain to exercise such option. As it is not reasonably certain to be exercised, the Company excluded the renewal term in determining the lease term used in calculating the right-of-use asset and lease liability. In December 2024, the landlord notified the Company that it will be closing its operations at the Company’s location and offering to relocate the Company to a new location. The Company agreed to relocate and accordingly, on December 9, 2024, the Company and the landlord entered into a new lease agreement (the “December 2024 Lease”). Pursuant to the December 2024 Lease, effective December 20, 2024, the Company leased office space for a term of 14 months, expiring on February 28, 2026. Pursuant to such lease agreement, the Company is required to pay a monthly base rent of $2,732 from March 1, 2025 through February 2026. In connection with December 2024 Lease, in December 2024, the Company increased right-of-use assets and lease liabilities by $31,075 and removed all remaining right-of-use assets and lease liabilities associated with the November 2023 lease.

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying consolidated statements of operation and comprehensive loss:

	Year Ended December 31,
	2024	2023
Operating lease expense	$34,000	$5,464
Short term lease expense	19,135	33,351
Total lease cost	$53,135	$38,815

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Right-of-use asset for operating leases were recorded in the consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Office lease right-of-use asset	$31,075	$59,698
Less accumulated amortization	-	(4,533)
Total right-of-use asset, net	$31,075	$55,165

Operating lease liability for operating leases were recorded in the consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
Current portion of operating lease liability	$28,366	$28,839
Long-term portion of operating lease liability	2,709	26,326
Total operating lease liability	$31,075	$55,165

Supplemental cash flow information related to the Company’s leases for the year ended December 31, 2024 were as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,090

The weighted-average remaining lease term for the operating lease is 1.2 years and the weighted-average incremental borrowing rate is 10% as of December 31, 2024 and 2023.

As of December 31, 2024, future annual minimum lease payments required under operating leases are as follows:

2025	$30,052
2026	2,732
Total minimum lease payments	$32,784
Less: effects of discounting	(1,709)
Present value of future minimum lease payments	$31,075

NOTE 7 – Income Taxes

The table below presents the components of the provision for taxes:

The Company’s provision is primarily driven by the full valuation allowance in 2024 and 2023.

As of December 31,
	2024	2023
Current		(As Restated)
U.S. Federal	$-	$-
U.S. State	-	-
U.S. Foreign	-	-
Total current provision

Deferred	-	-
U.S. Federal	-	-
U.S. State	-	-
U.S. Foreign	-	-
Total deferred benefit	-	-
Change in valuation allowance	-	-
Total provision for income taxes	$-	$-

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

At December 31, 2024 and 2023, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2024	2023
Deferred tax assets		(As Restated)
Net operating loss carryforwards	$13,388,457	$11,737,071
Capitalized research costs	3,044,801	2,343,014
Equity based compensation	681,546	549,587
Licenses acquired	254,947	266,091
Accruals and other temporary differences	302,231	297,949
Total deferred tax assets	17,671,982	15,193,712
Less valuation allowance	(17,671,982)	(15,193,712)
Deferred tax assets, net of allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefit	9.9%	10.3%
Impact of non-U.S. earnings	0.0%	0.0%
Permanent items	0.0%	0.0%
Credits	0.0%	0.8%
Equity compensation	0.0%	0.0%
Foreign rate differential	0.1%	0.1%
Previous tax year adjustment	(0.5)%	(1.2)%
Other	0.0%	0.0%
Change in valuation allowance	(30.5)%	(31.0)%
Total	0.0%	0.0%

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

As of December 31, 2024 and 2023, the Company has Federal net operating loss carryforwards of approximately $42.0 million and $36.8 million, respectively, available to reduce future taxable income, if any, for Federal tax purposes. Approximately $1.5 million of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the years ended after December 31, 2017 of approximately $40.5 million can be carried forward indefinitely; however, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. In addition, the Company had approximately $0.6 million and $0.5 million of net operating losses at its subsidiary located in Australia, as of December 31, 2024 and 2023, respectively.

As required by the 2017 Tax Cuts and Jobs Act and effective in 2022, the deferred tax asset as of December 31, 2024 and 2023, included $3.0 million and $2.3 million related to the mandatory capitalization of research and development expenses, respectively.

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

At December 31, 2024 and 2023, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions, as applicable, in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 8 – Restatement of Previously Issued Audited and Unaudited Financial Statements

During the preparation of the Company’s 2024 audited consolidated financial statements and notes thereto, the Company concluded that there were material research and development expenses and related balance sheet errors in its previously issued audited consolidated financial statements as of and for the year ended December 31, 2023, 2022 and 2021, and there were material research and development expenses and related balance sheet errors in its previously issued unaudited condensed consolidated financial statements as of and for each of the quarterly and year to date periods ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023, relating to the recording of prepaid expenses, and the timing of recognition of research and development expenses.

1)	The Company noted the following items were improperly recorded as of December 31, 2023, 2022 and 2021, and for the year ended December 31, 2023

As of December 31, 2023, 2022 and 2021, the Company’s consolidated balance sheets did not reflect prepaid expenses and other current assets related to advance payments made in 2022 and 2021 for clinical studies. These errors in the accounting for prepaid expenses and other current assets and research and development expenses resulted in an understatement of prepaid assets and other current assets of $722,765, $983,497, and $972,567 as of December 31, 2023, 2022 and 2021, respectively, an understatement of research and development expenses, operating expenses and net loss of $260,732 for the year ended December 31, 2023, and an overstatement of research and development expenses, operating expenses and net loss of $10,929 and $972,567 for the years ended December 31, 2022 and 2021, respectively.

The December 31, 2022 understatement of prepaid expenses and other current assets of $983,497 and the overstatement of research and development expenses of $10,929 and $972,567 during the years ended December 31, 2022 and 2021, respectively, which aggregated to $983,497, was corrected by increasing prepaid expenses and other current assets and decreasing accumulated deficit as of December 31, 2022 by $983,497, as reflected in the consolidated statements of changes in stockholders’ equity as of December 31, 2022.

2)	The Company noted the following items were improperly recorded as of March 31, 2024 and 2023, and during the three months ended March 31, 2024 and 2023:

●	As of March 31, 2024, prepaid expenses and other current assets were understated by $617,019 and for the three months ended March 31, 2024, research and development expenses were understated by $105,746.

●	As of March 31, 2023, prepaid expenses and other current assets were understated by $931,456 and for the three months ended March 31, 2023, research and development expenses were understated by $52,041.

3)	The Company noted the following items were improperly recorded as of June 30, 2024 and 2023, and during the three and six months ended June 30, 2024 and 2023:

●	As of June 30, 2024, prepaid expenses and other current assets were understated by $539,329 and for the three and six months ended June 30, 2024, research and development expenses were understated by $77,690 and $183,436, respectively.

●	As of June 30, 2023, prepaid expenses and other current assets were understated by $908,416 and for the three and six months ended June 30, 2023, research and development expenses were understated by $23,040 and $75,081, respectively.

4)	The Company noted the following items were improperly recorded as of September 30, 2024 and 2023, and during the three and nine months ended September 30, 2024 and 2023:

●	As of September 30, 2024, prepaid expenses and other current assets were understated by $442,365 and for the three and nine months ended September 30, 2024, research and development expenses were understated by $96,964 and $280,400, respectively.

●	As of September 30, 2023, prepaid expenses and other current assets were understated by $817,340 and for the three and nine months ended September 30, 2023, research and development expenses were understated by $91,076 and $166,157, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

For all periods presented, the errors in the accounting for research and development expenses resulted in an understatement of prepaid assets and other current assets and an understatement of research and development expenses, operating expenses and net losses for the periods presented, respectively.

As a result of such errors, the Company concluded that the previously issued 2023 consolidated financial statements and the previously issued interim periods during 2024 and 2023 were materially misstated and has restated herein its previously issued audited consolidated financial statements for the year ended December 31, 2023, and its unaudited condensed consolidated financial statements for each interim period within the fiscal years ended December 31, 2024 and 2023. The restatement corrections impact certain components within operating cash flows of the respective consolidated statements of cash flows. Total operating cash flows, investing activities, financing activities, and cash and cash equivalents are unchanged as a result of the restatements.

The following tables present the amounts previously reported, the restatement impact and the amount as restated. The 2024 and 2023 quarterly restatements will be effective with the filing of our future 2025 unaudited interim condensed financial statement filings in Quarterly Reports on Form 10-Q.

The values “as reported” on the following respective consolidated financial statements were derived from:

1)	Our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 28, 2024;

2)	Our Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed on May 14, 2024;

3)	Our Quarterly Report on Form 10-Q for the period ended June 30, 2024 filed on August 9, 2024;

4)	Our Quarterly Report on Form 10-Q for the period ended September 30, 2024 filed on November 12, 2024;

5)	Our Quarterly Report on Form 10-Q for the period ended March 31, 2023 filed on May 15, 2023;

6)	Our Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed on August 11, 2023; and

7)	Our Quarterly Report on Form 10-Q for the period ended September 30, 2023 filed on November 13, 2023.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$88,450	$983,497	$1,071,947
Total Current Assets	6,726,381	983,497	7,709,878
Total Assets	$6,759,381	$983,497	$7,742,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(45,099,116)	$983,497	$(44,115,619)
Total Stockholders’ Equity	5,121,650	983,497	6,105,147
Total Liabilities and Stockholders’ Equity	$6,759,381	$983,497	$7,742,878

	As of December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$135,361	$722,765	$858,126
Total Current Assets	9,427,713	722,765	10,150,478
Total Assets	$9,520,278	$722,765	$10,243,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(52,944,506)	$722,765	$(52,221,741)
Total Stockholders’ Equity	8,815,295	722,765	9,538,060
Total Liabilities and Stockholders’ Equity	$9,520,278	$722,765	$10,243,043

Consolidated Statement of Operations and Comprehensive Loss

	For the Year Ended December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Research and development expense	$3,480,053	$260,732	$3,740,785
Total operating expenses	7,692,242	260,732	7,952,974

LOSS FROM OPERATIONS	(7,692,242)	(260,732)	(7,952,974)

NET LOSS	$(7,845,390)	$(260,732)	$(8,106,122)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(2.30)	$(0.08)	$(2.38)

COMPREHENSIVE LOSS:
Total comprehensive loss	$(7,840,136)	$(260,732)	$(8,100,868)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Statements of Stockholders’ Equity

	For the Year Ended December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Accunulated Deficit ACTIVITIES:
Net loss	$(7,845,390)	$(260,732)	$(8,106,122)
Changes in operating assets and liabilities:
Prepaid expenses	(47,300)	260,732	213,432

NET CASH USED IN OPERATING ACTIVITIES	(8,447,094)	-	(8,447,094)

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,845,390)	$(260,732)	$(8,106,122)
Changes in operating assets and liabilities:
Prepaid expenses	(47,300)	260,732	213,432

NET CASH USED IN OPERATING ACTIVITIES	(8,447,094)	-	(8,447,094)

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$293,160	$617,019	$910,179
Total Current Assets	8,406,288	617,019	9,023,307
Total Assets	$8,491,329	$617,019	$9,108,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(54,985,289)	$617,019	$(54,368,270)
Total Stockholders’ Equity	7,832,594	617,019	8,449,613
Total Liabilities and Stockholders’ Equity	$8,491,329	$617,019	$9,108,348

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
OPERATING COSTS AND EXPENSES:
Research and development expense	$465,896	$105,746	$571,642
General and administrative expenses	1,588,262	-	1,588,262
Total operating expenses	2,054,158	105,746	2,159,904

LOSS FROM OPERATIONS	(2,054,158)	(105,746)	(2,159,904)

NET LOSS	$(2,040,783)	$(105,746)	$(2,146,529)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.46)	$(0.02)	$(0.49)

COMPREHENSIVE LOSS:
Total comprehensive loss	$(2,046,551)	$(105,746)	$(2,152,297)

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2024
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,040,783)	$(105,746)	$(2,146,529)
Prepaid expenses	(157,799)	105,746	(52,053)

NET CASH USED IN OPERATING ACTIVITIES	(1,723,956)	-	(1,723,956)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$299,708	$539,329	$839,037
Total Current Assets	9,954,545	539,329	10,493,874
Total Assets	$10,032,468	$539,329	$10,571,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(56,617,763)	$539,329	$(56,078,434)
Total Stockholders’ Equity	9,340,608	539,329	9,879,937
Total Liabilities and Stockholders’ Equity	$10,032,468	$539,329	$10,571,797

Reconciliation of the Original and Restated Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
OPERATING COSTS AND EXPENSES:
Research and development expense	566,335	77,690	644,025	1,032,231	183,436	1,215,667
Total operating expenses	1,645,839	77,690	1,723,529	3,699,997	183,436	3,883,433

LOSS FROM OPERATIONS	(1,645,839)	(77,690)	(1,723,529)	(3,699,997)	(183,436)	(3,883,433)

NET LOSS	$(1,632,474)	$(77,690)	$(1,710,164)	$(3,673,257)	$(183,436)	$(3,856,693)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.24)	$(0.01)	$(0.25)	$(0.65)	$(0.03)	$(0.68)

COMPREHENSIVE LOSS:
Total comprehensive loss	$(1,630,840)	$(77,690)	$(1,708,530)	$(3,677,391)	$(183,436)	$(3,860,827)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,673,257)	$(183,436)	$(3,856,693)
Changes in operating assets and liabilities:
Prepaid expenses	(164,347)	183,436	19,089

NET CASH USED IN OPERATING ACTIVITIES	(3,315,681)	-	(3,315,681)

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of September 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$214,021	$442,365	$656,386
Total Current Assets	8,236,784	442,365	8,679,149
Total Assets	$8,307,410	$442,365	$8,749,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Accumulated deficit	(58,749,816)	442,365	(58,307,451)
Total Stockholders’ Equity	7,494,377	442,365	7,936,742
Total Liabilities and Stockholders’ Equity	$8,307,410	$442,365	$8,749,775

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Statement of Operations and Comprehensive Los

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated

OPERATING COSTS AND EXPENSES:
Research and development expense	$897,510	$96,964	$994,474	$1,929,741	$280,400	$2,210,141
Total operating expenses	2,132,253	96,964	2,229,217	5,832,250	280,400	6,112,650

LOSS FROM OPERATIONS	(2,132,253)	(96,964)	(2,229,217)	(5,832,250)	(280,400)	(6,112,650)

NET LOSS	$(2,132,053)	$(96,964)	$(2,229,017)	$(5,805,310)	$(280,400)	$(6,085,710)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.31)	$(0.01)	$(0.32)	$(0.96)	$(0.05)	$(1.00)

COMPREHENSIVE LOSS:
Total comprehensive loss	$(2,129,563)	$(96,964)	$(2,226,527)	$(5,806,954)	$(280,400)	$(6,087,354)

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2024
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,805,310)	$(280,400)	$(6,085,710)
Changes in operating assets and liabilities:			-
Prepaid expenses	(78,660)	280,400	201,740

NET CASH USED IN OPERATING ACTIVITIES	(4,950,245)	-	(4,950,245)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$193,693	$931,456	$1,125,149
Total Current Assets	13,428,592	931,456	14,360,048
Total Assets	$13,461,592	$931,456	$14,393,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(47,282,623)	$931,456	$(46,351,167)
Total Stockholders’ Equity	11,865,533	931,456	12,796,989
Total Liabilities and Stockholders’ Equity	$13,461,592	$931,456	$14,393,048

Reconciliation of the Original and Restated Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
OPERATING COSTS AND EXPENSES:
Research and development expense	$890,845	$52,041	$942,886
Total operating expenses	2,192,817	52,041	2,244,858

LOSS FROM OPERATIONS	(2,192,817)	(52,041)	(2,244,858)

NET LOSS	$(2,183,507)	$(52,041)	$(2,235,548)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.88)	$(0.02)	$(0.90)

COMPREHENSIVE LOSS:
Total comprehensive loss	$(2,178,137)	$(52,041)	$(2,230,178)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,183,507)	$(52,041)	$(2,235,548)
Changes in operating assets and liabilities:
Prepaid expenses	(96,244)	52,041	(44,203)

NET CASH USED IN OPERATING ACTIVITIES	(2,289,418)	-	(2,289,418)

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated
ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	314,881	908,416	1,223,297
Total Current Assets	11,884,250	908,416	12,792,666
Total Assets	$11,917,250	$908,416	$12,825,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(49,155,654)	$908,416	$(48,247,238)
Total Stockholders’ Equity	9,951,162	908,416	10,859,578
Total Liabilities and Stockholders’ Equity	$11,917,250	$908,416	$12,825,666

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
OPERATING COSTS AND EXPENSES:
Research and development expense	$640,959	$23,040	$663,999	$1,531,804	$75,081	$1,606,885
Total operating expenses	1,708,629	23,040	1,731,669	3,901,446	75,081	3,976,527

LOSS FROM OPERATIONS	(1,708,629)	(23,040)	(1,731,669)	(3,901,446)	(75,081)	(3,976,527)

NET LOSS	$(1,873,031)	$(23,040)	$(1,896,071)	$(4,056,538)	$(75,081)	$(4,131,619)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.57)	$(0.00)	$(0.57)	$(1.40)	$(0.03)	$(1.43)

COMPREHENSIVE LOSS:
Net loss	$(1,873,031)	$(23,040)	$(1,896,071)	$(4,056,538)	$(75,081)	$(4,131,619)

Total comprehensive loss	$(1,924,119)	$(23,040)	$(1,947,159)	$(4,102,256)	$(75,081)	$(4,177,337)

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2023
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,056,538)	$(75,081)	$(4,131,619)
Prepaid expenses	(227,391)	75,081	(152,310)

NET CASH USED IN OPERATING ACTIVITIES	$(3,739,115)	$-	$(3,739,115)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Reconciliation of the Original and Restated Consolidated Balance Sheet

	As of September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated

ASSETS

CURRENT ASSETS:
Prepaid expenses and other current assets	$200,328	$817,340	$1,017,668
Total Current Assets	12,053,137	817,340	12,870,477
Total Assets	$12,086,137	$817,340	$12,903,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY:
Accumulated deficit	$(51,242,237)	$817,340	$(50,424,897)
Total Stockholders’ Equity	10,507,268	817,340	11,324,608
Total Liabilities and Stockholders’ Equity	$12,086,137	$817,340	$12,903,477

Reconciliation of the Original and Restated Consolidated Statement of Operations and Comprehensive Loss

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
OPERATING COSTS AND EXPENSES:
Research and development expense	$1,246,061	$91,076	$1,337,137	$2,777,865	$166,157	$2,944,022
Total operating expenses	2,092,980	91,076	2,184,056	5,994,426	166,157	6,160,583

LOSS FROM OPERATIONS	(2,092,980)	(91,076)	(2,184,056)	(5,994,426)	(166,157)	(6,160,583)

NET LOSS	$(2,086,583)	$(91,076)	$(2,177,659)	$(6,143,121)	$(166,157)	$(6,309,278)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.60)	$(0.03)	$(0.63)	$(1.99)	$(0.05)	$(2.04)

COMPREHENSIVE LOSS:
Total comprehensive loss	$(2,040,122)	$(91,076)	$(2,131,198)	$(6,142,378)	$(166,157)	$(6,308,535)

Reconciliation of the Original and Restated Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2023
	As Previously Reported	Restatement Impacts	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,143,121)	$(166,157)	$(6,309,278)
Prepaid expenses	(141,085)	166,157	25,072

NET CASH USED IN OPERATING ACTIVITIES	(5,375,695)	-	(5,375,695)

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 6, 2025, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 176,878 shares to 186,878 shares.

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants for cash proceeds of $5,625,000.

On January 7, 2025 through March 5, 2025, pursuant to the ATM Agreement (See Note 5), the Company issued an aggregate of 927,968 shares of its common stock for net proceeds of $1,470,435.

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock.

On January 14, 2025, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued options to the Company’s Chief Executive Officer to purchase up to 93,000 shares of the Company’s common stock at an exercise price of $1.55 per share. Additionally, on January 14, 2025, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued options to the Company’s Chief Executive Officer and an employee to purchase up to 77,000 shares of the Company’s common stock at an exercise price of $1.55 per share. The options vested immediately in full upon grant and expire on January 14, 2035. The aggregate grant date fair value of these options was $219,283, which was recorded as stock-based compensation in January 2025.

On December 23, 2024, the Company provided notice to Isoprene Pharmaceutical, Inc. (“Isoprene”) of its intent to terminate the exclusive license agreement (the “Isoprene Agreement”) by and between the Company and Isoprene dated July 2, 2021. The Isoprene Agreement terminated on March 23, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our  principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, as a result of the material weaknesses in our internal control identified below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Identified Material Weakness

In connection with the audit of our financial statements as of December 31, 2024 for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we have identified relates to the proper classification of prepaid expenses and other current assets and research and development expenses, which impacted our previously issued consolidated financial statements as of and for the year ended December 31, 2023, and our previously issued unaudited condensed consolidated financial statements as of March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023, and for the three months ended March 31, 2024 and 2023, three and six months ended June 30, 2024 and 2023, and three and nine months ended September 30, 2024 and 2023.

Remediation Plan

Our management, with the oversight of the Audit Committee of the board of directors, has updated our internal processes and controls to strengthen their effectiveness and developed a remediation plan which includes the following actions:

●	Enhance our review procedures over significant contracts with contract research and clinical studies organizations; and

●	Strengthen our review process.

We will not be able to conclude whether the actions we are taking will fully remediate the material weakness in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on such criteria, due to the material weakness in our internal control over financial reporting described above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking actions to remediate the material weakness described above, which may result in changes in our internal control over financial reporting in periods subsequent to December 31, 2024.

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 28, 2025.

NAME	AGE	POSITION
Robb Knie	56	President, Chief Executive Officer and Director
David Briones	48	Chief Financial Officer
Wayne Linsley	68	Director
David B. Sarnoff	57	Director
Graig Springer	45	Director
Jeff Pavell	58	Director

The business background and certain other information about our directors and executive officers are set forth below.

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

David Briones

David Briones has served as Chief Financial Officer of the Company since March 2019 and has over 25 years of public accounting and executive level experience. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Since October 2010, he has served as the managing member and founder of Brio Financial Group, LLC, a full-service financial consulting firm that brings experienced finance and accounting expertise to both public and private companies. Since 2010, Mr. Briones has served over 75 companies as well as numerous banks, hedge funds, venture capital funds and private equity firms. In addition, from May 2018 until its dissolution in April 2021, Mr. Briones served as Executive Chair of Zovis Pharmaceuticals, and from September 2021 to December 2022, Mr. Briones served as Chief Financial Officer, Treasurer and Secretary and a member of the board of directors of Larkspur Healthcare Acquisition Corp. (Nasdaq: LSPR), a special purpose acquisition corporation that merged with ZyVersa Therapeutics Inc. From August 2013 to January 2020, Mr. Briones served as Chief Financial Officer of Petro River Oil Corp., an independent energy company focused on the exploration and development of conventional oil and gas assets, and from January 2018 to July 2020 (until the company’s initial public offering), Mr. Briones served as interim Chief Financial Officer of AdiTx Therapeutics, Inc. (Nasdaq: ADTX), a pre-clinical stage, life sciences company with a mission to prolong life and enhance life quality of transplanted patients. Prior to founding Brio Financial Group, LLC, Mr. Briones was an auditor with Bartolomei Pucciarelli, LLC in Lawrenceville, New Jersey and PricewaterhouseCoopers LLP in New York, New York. Since May 2020, Mr. Briones has served as a member of the board of directors of Unique Logistics International Inc (OTC Pink: UNQL). Mr. Briones received a Bachelor of Science degree in accounting from Fairfield University.

Wayne Linsley

Wayne D. Linsley has served as a director of the Company since April 2020. Mr. Linsley has been in business management for over 40 years. He possesses a wide and varied skillset including sales and sales management, finance (for both public and private companies), accounting, audit support and financial reporting. He has a bachelor’s in business administration from Siena College in Loudonville, New York. From 2009 to September 2021, he worked for a financial reporting firm that works with publicly traded companies. He has extensive knowledge of financial statements, MD&A, SEC filings (10-K, 10-Q, 8-K, etc.), Edgar, etc. He often negotiated on behalf of clients in such areas as audit fees, transfer agents, Edgar companies, etc. He currently serves as an independent director for DatChat Inc. (Nasdaq: DATS), serving as the chair of its audit committee, compensation committee and nominating and corporate governance committee, and Silo Pharma, Inc. (Nasdaq: SILO) serving as the chair of its audit committee and compensation committee. We believe Mr. Linsley is qualified to serve as a member of the board because of his business management experience.

David B. Sarnoff

David Sarnoff has served as a director of the Company since August 2018. Since May 2015, Mr. Sarnoff has served as the founder and Principal of Sarnoff Group, LLC, and since January 2019, he has served as the Director of Strategic Partnerships and Executive Leadership Coach at Loeb Leadership. In addition, since December 2021, Mr. Sarnoff has served as Adjunct Faculty at iCoach Global (formally known as iCoach New York) with respect to a professional coaching program affiliated with the Zicklin School of Business at Baruch College. From October 2003 until May 2015, Mr. Sarnoff served as the co-founder and Principal of Morandi, Taub & Sarnoff LLC, an executive search firm, and from July 1998 until October 2003 he served as a Legal Recruiter for Schneider Legal Search, Inc. From August 1994 until July 1998, Mr. Sarnoff served as a litigation associate attorney at Wachtel Missry LLP (formerly known as Gold & Wachtel LLP). Since July 2018, Mr. Sarnoff has served as a member of the advisory committee of the New Jersey Association of School Resource Officers. From January 2015 until January 2018, Mr. Sarnoff served as board President of Fort Lee Board of Education and served as a board member from January 2013 through January 2019. In September of 2020, Mr. Sarnoff was appointed to a three-year term on the Diversity, Equity & Inclusion Committee of the New York City Bar Association, and in September 2022, he was appointed as Co-Chair of that committee. Mr. Sarnoff received his Juris Doctor from Rutgers University School of Law and his Bachelor of Arts from Hofstra University. Mr. Sarnoff is admitted to the New York and New Jersey (retired status) state bars. We believe that Mr. Sarnoff is qualified to serve as a director because of his legal experience as well as his extensive experience in executive leadership and business development.

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

Jeff Pavell

Jeff Pavell has served as a director of the Company since December 2022. Since January 2017, Dr. Pavell has served as Chief of Rehabilitation Medicine at Englewood Health, and since November 2021, he has been on the teaching staff at New York-Presbyterian. In addition, since December 2020 he has been on the teaching staff at Hackensack Meridian School of Medicine at Seton Hall. Furthermore, since 2010, Dr. Pavell has served as a partner at Patient Care Associates, an outpatient surgical center, and since 2002, he has served as a Partner at the Physical Medicine and Rehabilitation Center, a private medical practice serving patients with spine, sports and occupational injuries. Dr. Pavell is a Board-Certified physician specializing in the field of physical medicine and rehabilitation. Dr. Pavell is also certified in pain medicine and specializes in the most advanced non-operative treatments for spine, sports and interventional pain medicines. Dr. Pavell received his Bachelor of Arts from Johns Hopkins University and his D.O. degree with honors from the New York College of Osteopathic Medicine. From January 2021 to January 2023, Dr. Pavell served as a member of the board of directors as well as chairman of the audit committee and a member of the compensation committee of FoxWayne, a special purpose acquisition corporation. Furthermore, since September 2022, Dr. Pavell has served as a director of Silo Pharma, Inc. (Nasdaq: SILO) as well as a member of the audit committee, compensation committee and chair of the nominating and corporate governance committee. We believe that Dr. Pavell is qualified to serve as a director due to his extensive experience practicing in the healthcare industry as well as his prior experience serving as a director for other public companies.

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

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board (formerly known as the Technology Advisory Board). As of March 28, 2025, the members of such board are as follows: (i) Dr. Mario Lacouture, Dr. William Weglicki, and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Glenn Cruse, Dr. Carla Yuede, Dr. John Cirrito, and Sergio Traversa as Non-Medical Doctor members.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or any other disposition of our securities that applies to our directors, officers and employees, and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2024 and 2023 to our principal executive officer (the “named executive officer”):

●	Robb Knie, Chief Executive Officer and President

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(3)	Total ($)
Robb Knie	2024	450,000	200,000	-	449,685	-	-	127,107	1,226,792
Chief Executive Officer and President	2023	450,000	200,000	-	81,120	-	-	115,222	846,342

(1)	Represents payments of discretionary bonuses for performance during the applicable years as determined by the board, and as further described below Bonus Arrangements.

(2)	Represents the aggregate grant date fair value of options granted for the fiscal year ended December 31, 2024 and December 31, 2023 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robb Knie. See Note 6, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 and December 31, 2023 included elsewhere in this Annual Report on Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.

(3)	All other compensation represents the employer matching contributions to Robb Knie’s 401(k) account and the amounts received for his executive health or supplemental health insurance premiums. Mr. Knie received (i) an employer 401(k) contribution in the amount of $20,475 and $19,800 for fiscal years 2024 and 2023, respectively, and (ii) payments for executive health or supplemental medical insurance premiums in the amount of $106,632 and $95,422 for fiscal years 2024 and 2023, respectively.

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

Equity Grant Practices

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on May 4, 2018 upon approval of the 2018 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. Pursuant to the 2018 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2024, the outstanding option awards under the 2018 Plan total 77,362 as described in the table under “Outstanding Equity Awards at December 31, 2024” below.

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which was approved by stockholders on August 18, 2023. Pursuant to the Amended and Restated 2022 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2024, the outstanding option awards under the Amended and Restated 2022 Plan total 1,013,000 as described in the table under “Outstanding Equity Awards at December 31, 2024” below.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive Based on the review of the Company’s performance for calendar year 2024, the board, in its sole discretion, determined to pay the bonus to the named executive officer listed in the summary compensation table above.

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

Perquisites

Perquisites are not a material component of compensation. In general, named executive officers do not receive reimbursements for meals, airlines, and travel costs, other than those costs allowed for all employees. During 2024, our named executive officer did not receive an allowance from the Company or any of the above or a reimbursement for any expense incurred for non-business purposes.

Outstanding Equity Awards at December 31, 2024

The following table provides information regarding option awards held by our named executive officer that were outstanding as of December 31, 2024. There were no stock awards or other equity awards outstanding as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	10,000	(1)	-	$131.50	12/24/2029
	3,201	(1)	-	$76.25	7/21/2030
	9,000	(1)	-	$52.75	1/29/2031
	20,000	(1)	-	$14.75	3/16/2032
	40,000	(1)	-	$2.59	7/17/2033
	225,000	(1)	-	$1.36	1/5/2034
	325,000	(1)	-	$0.7548	8/19/2034

(1)	Stock options granted to Robb Knie vested in full immediately upon grant.

Pay Versus Performance Disclosure

In accordance with the SEC’s disclosure requirements regarding pay versus performance (“PVP”), this section presents the SEC-defined “Compensation Actually Paid,” (“CAP”) of our NEO for each of the fiscal years ended December 31, 2024 and 2023, and our financial performance. Also required by the SEC, this section compares CAP to various measures used to gauge performance at HOTH for each such fiscal year.

Pay versus Performance Table — Compensation Definitions

Salary, Bonus, Stock Awards, and All Other Compensation are each calculated in the same manner for purposes of both CAP and Summary Compensation Table (“SCT”) values. The primary difference between the calculation of CAP and SCT total compensation is the calculation of the value of “Stock Awards,” with the table below describing the differences in how these awards are valued for purposes of SCT total and CAP:

	SCT Total	CAP
Stock Awards	Grant date fair value of stock and option awards granted during the year	Year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or vested or were forfeited during the year

Pay Versus Performance Table

Year(1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs(2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2024	$1,226,792	$1,226,792	$-	$-	$1.26	$(7,786,842)
2023	$846,342	$846,342	$-	$-	$2.43	$(7,845,390)
2022	$1,060,370	$1,060,370	$-	$-	$13.16	$(11,371,953)

(1)	The PEO (CEO) in the 2024 and 2023 reporting year is Robb Knie.

(2)	The CAP was calculated beginning with the PEO’s SCT total. No amounts were deducted from or added to the applicable SCT total compensation. Since all equity awards were fully vested prior to 2022, no reconciliation with respect to equity awards for summary compensation numbers was required.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2024.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jeff Pavell	50,000	-	43,355	-	-	-	93,355
David Sarnoff	50,000	-	43,355	-	-	-	93,355
Graig Springer	50,000	-	43,355	-	-	-	93,355
Wayne Linsley	50,000	-	43,355	-	-	-	93,355

(1)	Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 6, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the fiscal year ended 2024 included elsewhere in this Annual Report on Form 10-K for the year ended 2024 for more information regarding the Company’s accounting for share-based compensation plans.

(2)	On January 5, 2024, Jeff Pavell was granted ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.36, which options vested in full upon grant, and on August 19, 2024, he was granted additional ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $0.7548, which options vested in full upon grant.

On January 5, 2024, David Sarnoff was granted ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.36, which options vested in full upon grant, and on August 19, 2024, he was granted additional ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $0.7548, which options vested in full upon grant.

On January 5, 2024, Graig Springer was granted ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.36, which options vested in full upon grant, and on August 19, 2024, he was granted additional ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $0.7548, which options vested in full upon grant.

On January 5, 2024, Wayne Linsley was granted ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $1.36, which options vested in full upon grant, and on August 19, 2024, he was granted additional ten-year options to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $0.7548, which options vested in full upon grant.

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

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Compensation Committee last granted a stock option in January 2025. The Company does not grant stock options or similar awards to Section 16 Insiders, most SVPs, and other Vice Presidents and above who directly report to the CEO in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s stock, such as a significant positive or negative earnings announcement, or time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant.

The Company’s executive officers would not be permitted to choose the grant date for any stock option grants.

During fiscal 2024, the Company’s named executive officer was awarded stock options. The Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 28, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Robb Knie	790,331	(3)	5.68%
Wayne Linsley	61,154	(4)	*
David Sarnoff	63,420	(5)	*
Graig Springer	320,067	(6)	2.37%
Jeff Pavell	62,575	(7)	*
All Named Executive Officers and Directors as a Group (5 persons)	1,297,547		9.01%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 1177 Avenue of the Americas, 5th Floor, Suite 5066, New York, New York 10036 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 13,170,715 shares of common stock outstanding on March 28, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 28, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes options to purchase up to 732,200 shares of the Company’s common stock.

(4)	Includes options to purchase up to 61,020 shares of the Company’s common stock.

(5)	Includes options to purchase up to 62,420 shares of the Company’s common stock.

(6)	Includes (i) 134 shares of the Company’s common stock held by Graig Springer, (ii) options to purchase up to 61,020 shares of the Company’s common stock held by Graig Springer, (iii) 1,113 shares of the Company’s common stock held by Mr. Springer’s spouse and (iv) options to purchase up to 257,800 shares of the Company’s common stock held by Mr. Springer’s spouse. Mr. Springer’s spouse is an employee of the Company.

(7)	Includes options to purchase up to 57,500 shares of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,090,362	$4.78	165,989
Equity compensation plans not approved by security holders	-	-	-
Total	1,090,362		165,989

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2024 and December 31, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On September 13, 2023, we entered into a securities purchase agreement with certain investors, including Armistice Capital Master Fund Ltd. (“Armistice”)y pursuant to which Armistice (i) acquired (A) 384,500 shares of our common stock and (B) pre-funded warrants to purchase up to 165,500 shares of our common stock in a public offering and (ii) warrants to purchase up to 550,000 shares of our common stock in a concurrent private placement for aggregate gross proceeds to us from Armistice of $1,446,500, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on September 15, 2023 pursuant to which we received gross proceeds of $2.89 million in the aggregate, prior to deducting placement agent’s fees and other offering expenses payable by us. Each pre-funded warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. Each warrant is exercisable for a period of five years from the issuance date at an exercise price of $2.505 per share, subject to adjustment, and can, under certain circumstances, be exercised on a cashless basis.

On December 29, 2022, we entered into a securities purchase agreement with Armistice pursuant to which we agreed to sell an aggregate of (i) 140,000 shares (the “Shares”) of common stock, (ii) pre-funded warrants to purchase up to 1,860,000 shares (the “Pre-Funded Warrant Shares”) of common stock and (iii) warrants (the “January 2023 Warrants”) to purchase up to 2,500,000 shares (the “Warrant Shares” and together with the Shares and the Pre-Funded Warrant Shares, the “Registrable Securities”) of common stock at a purchase price of $5.00 per share and accompanying warrant (less $0.001 for each pre-funded warrant and accompanying warrant) in a private placement for aggregate gross proceeds of approximately $10 million, exclusive of placement agent commission and fees and other offering expenses. The closing of the offering occurred on January 3, 2023. Each common stock warrant was exercisable for a period of five and one-half years from the issuance date at an exercise price of $5.00 per share, subject to adjustment, and could, under certain circumstances, be exercised on a cashless basis. Each pre-funded warrant is exercisable until exercised in full at an exercise price of $0.001 per share and may be exercised on a cashless basis. In connection with the offering, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Armistice pursuant to which we filed a Registration Statement on Form S-3 covering the Registrable Securities on January 13, 2023, which registration statement was declared effective by the SEC on January 25, 2023. On March 27, 2024, we entered into an inducement offer agreement with Armistice to immediately exercise, for cash, all of the January 2023 Warrants at a reduced exercise price of $1.6775 per share for gross proceeds to us of approximately $4.2 million before deducting placement agent fees and other offering expenses payable by us.  In accordance with the terms of an inducement offer agreement dated as of March 27, 2024 between us and Armistice, we shall only issue such number of shares of common stock issuable upon exercise of the January 2023 Warrants to Armistice that would not cause Armistice to exceed the maximum number of shares of common stock permitted thereunder, as directed by Armistice, with the balance of the shares of common stock issuable upon exercise of such warrants to be held in abeyance until notice from Armistice that the balance (or portion thereof) may be issued in compliance the limitations set forth in the inducement offer agreement, which abeyance was evidenced through the January 2023 Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Warrants (provided no additional exercise price shall be due and payable). As such, on April 1, 2024, we issued 485,000 shares of common stock to Armistice upon exercise of the January 2023 Warrants and 2,015,000 shares of common stock are held in abeyance for future issuance. As an inducement to exercise the January 2023 Warrants, we agreed to issue new unregistered warrants (the “New Warrants”) to purchase up to 3,750,000 shares of our common stock at an exercise price of $1.50 per share to Armistice. As of January 7, 2025, all of the New Warrants have been exercised.

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

Director Independence

Our board of directors determined that a majority of the board during the year ended December 31, 2024 consisted of members who were “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considered Wayne Linsley, David Sarnoff, Graig Springer and Jeff Pavell to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by WithumSmith+Brown, PC as described below:

	2024	2023
Audit Fees	$209,029	$193,758
Audit Related Fees	-	-
Tax Fees	-	9,800
All Other Fees	-	-
Total	$209,029	$203,558

Audit Fees: Audit fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $209,029 and $193,758 of such fees incurred by the Company during the fiscal years ended December 31, 2024 and 2023, respectively.

Audit-Related Fees: Audit related fees consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company during the fiscal years ended December 31, 2024 and 2023.

Tax Fees: Tax fees consist of fees for professional services, including tax compliance, performed by WithumSmith+Brown, PC. There were $0 and $9,800 of such fees incurred by the Company during the fiscal years ended December 31, 2024 and 2023, respectively.

All Other Fees: There were no such fees incurred by the Company during the fiscal years ended December 31, 2024 and 2023.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2024 and 2023, all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

3.6	Amendment to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 22, 2022)

3.7	Certificate of Change dated October 20, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 24, 2022)

3.8	Certificate of Designation dated November 2, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 3, 2022)

3.9	Certificate of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2022)

3.10	Amendment No. 2 to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2024)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2020)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 15, 2023)

4.6	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2023)

4.7	Form of Warrant (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

4.8*	Description of the Registrant’s Securities

10.1	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on February 4, 2022)

10.3	Renewal Agreement with Regus dated July 10, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.4	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.5+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.6	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.7	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.8	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.9	License Agreement with North Carolina State University dated November 20, 2019 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2020)

10.10	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.11	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020)

10.12	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020)

10.13	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 13, 2020)

10.14	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 13, 2020)

10.15	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 13, 2020)

10.16	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 13, 2020)

10.17	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2020)

10.18	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 8, 2021)

10.19	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 8, 2021)

10.20	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 8, 2021)

10.21	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2021)

10.22	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2021)

10.23	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2021)

10.24	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2021)

10.25+	Employment Agreement by and between the Company and Robb Knie dated as of March 28, 2023 (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023)

10.26+	Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.27+	Amendment No. 1 to Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2024)

10.28+	Form of Incentive Stock Option Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.29+	Form of Nonqualified Stock Option Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.30	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2023)

10.31	Form of Warrant Inducement Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

10.32*+	Form of Incentive Stock Option Award pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan

10.33*+	Form of Nonstatutory Stock Option Award pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan

10.34*+	Form of Stock Unit Agreement pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan

10.35*+	Form of Restricted Stock Grant Agreement pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan

10.36*+	Form of Restricted Stock Unit Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan

19.1*	Amended and Restated Insider Trading Policy

21.1	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

23.1*	Consent of WithumSmith+Brown, PC

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2025.

HOTH THERAPEUTICS, INC.

/s/ Robb Knie
Robb Knie
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ David Briones
David Briones
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robb Knie as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 28, 2025
Robb Knie	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	March 28, 2025
David Briones	(Principal Financial and Accounting Officer)

/s/ Wayne Linsley	Director	March 28, 2025
Wayne Linsley

/s/ David B. Sarnoff	Director	March 28, 2025
David B. Sarnoff

/s/ Graig Springer	Director	March 28, 2025
Graig Springer

/s/ Jeff Pavell	Director	March 28, 2025
Jeff Pavell