Form 10-Q
period 2025-03-31
Hoth Therapeutics, Inc.
filed 2025-05-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 001-38803

Hoth Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1553794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1177 Avenue of the Americas, 5th Floor, Suite 5066, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 9, 2025 was 13,208,915.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in this Quarterly Report on Form 10-Q. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of our products;

●	the ultimate impact of any public health crisis on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	risks related to the restatement of our financial statements including risks of increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions, or investigation;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

ii

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and tariffs and other trade barriers; and

●	our cash needs and financing plans.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,317,365	$7,038,923
Prepaid expenses and other current assets	976,525	605,948
Total Current Assets	12,293,890	7,644,871

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	24,509	31,075
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	61,328	67,894

Total Assets	$12,355,218	$7,712,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$469,405	$412,071
Accrued expenses	317,031	390,760
Operating lease liability, current portion	28,863	28,366
Total Current Liabilities	815,299	831,197

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	-	2,709
Total Long-Term Liabilities	-	2,709

Total Liabilities	815,299	833,906

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,170,715 and 8,042,747 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,317	804
Additional paid-in capital	75,415,913	67,279,033
Accumulated deficit	(63,885,877)	(60,410,041)
Accumulated other comprehensive income	8,566	9,063
Total Stockholders’ Equity	11,539,919	6,878,859

Total Liabilities and Stockholders’ Equity	$12,355,218	$7,712,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

NET REVENUES	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	1,958,602	571,642
General and administrative expenses	1,517,415	1,588,262

Total operating expenses	3,476,017	2,159,904

LOSS FROM OPERATIONS	(3,476,017)	(2,159,904)

OTHER INCOME (EXPENSES), NET:
Change in fair value of investment in joint venture	-	(581)
Dividend and interest income	181	13,956

Total other income (expenses), net	181	13,375

NET LOSS	$(3,475,836)	$(2,146,529)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.27)	$(0.49)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	12,727,581	4,398,909

COMPREHENSIVE LOSS:
Net loss	$(3,475,836)	$(2,146,529)

Other comprehensive loss:
Foreign currency translation adjustment	(497)	(5,768)

Total comprehensive loss	$(3,476,333)	$(2,152,297)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859
Common shares issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Common stock issued for cash, net	927,968	93	1,441,871	-	-	1,441,964
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment	-	-	-	-	(497)	(497)
Net loss	-	-	-	(3,475,836)	-	(3,475,836)

Balance, March 31, 2025	13,170,715	$1,317	$75,415,913	$(63,885,877)	$8,566	$11,539,919

	For the Three Months Ended March 31, 2024
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,221,741)	$27,260	$9,538,060
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	513,350	-	-	513,350
Deferred offering cost related to warrant inducement	-	-	550,500	-	-	550,500
Cumulative translation adjustment	-	-	-	-	(5,768)	(5,768)
Net loss	-	-	-	(2,146,529)	-	(2,146,529)

Balance, March 31, 2024	4,403,804	$440	$62,795,951	$(54,368,270)	$21,492	$8,449,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,475,836)	$(2,146,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for research and development-acquired patent, expensed	850,500	-
Stock-based compensation	219,929	513,350
Change in fair value of investment in joint ventures	-	581
Amortization of right of use asset	4,354	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(370,577)	(52,053)
Accounts payable and accrued expenses	(16,395)	(39,305)

NET CASH USED IN OPERATING ACTIVITIES	(2,788,025)	(1,723,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock, net of offering costs	1,441,964	-
Proceeds from exercise of warrants	5,625,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,066,964	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,278,939	(1,723,956)

Effect of exchange rate changes on cash and cash equivalents	(497)	(5,768)

CASH AND CASH EQUIVALENTS - beginning of period	7,038,923	9,292,352

CASH AND CASH EQUIVALENTS - end of period	$11,317,365	$7,562,628

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in deferred offering cost and additional paid-in capital	$-	$550,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company has incurred losses and generated negative cash flows from operations since its inception. At March 31, 2025, the Company had an accumulated deficit of $63.9 million and cash and cash equivalents of $11.3 million. The Company has funded its operations from proceeds from the sale of equity securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus, and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased to $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $5,000,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. As of May 12, 2025, the Company has sold shares of its common stock having a total aggregate sales price of approximately $2.8 million.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 28, 2025.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to stock-based compensation, the valuation of modified warrants, the valuation of common stock issued for research and development-acquired patent, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 28, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $11,317,365 and $7,038,923 as of March 31, 2025 and December 31, 2024, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to FDIC insurance. Cash held in foreign bank accounts totaled approximately $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC- 820, approximates the carrying amounts represented in the Company’s consolidated balance sheets, primarily due to their short-term nature.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the three months ended March 31, 2025 and 2024, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Prepaid Expenses

As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Prepaid clinical trial expenses	$652,883	$476,235
Prepaid insurance	159,220	28,479
R&D credit receivable	46,769	46,769
Other prepaid expenses	117,653	54,465
	$976,525	$605,948

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

	March 31,
Potentially dilutive securities	2025	2024
Warrants	1,444,389	3,836,848
Options	1,260,362	617,362
Non-vested restricted stock awards	-	1,693
Total	2,704,751	4,455,903

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net loss and other comprehensive income (loss). During the three months ended March 31, 2025 and 2024, other comprehensive (loss) income was attributable to foreign currency translation adjustments.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. For the Company’s subsidiary with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within “Accumulated other comprehensive income” in the unaudited condensed consolidated balance sheets.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024. The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company and decides how to allocate resources based on loss from operations, managing cash flows and evaluating research and development and general and administrative expenses. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to unaudited condensed consolidated financial statements.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. The adoption of this ASU did not have any impact on the Company’s unaudited condensed consolidated financial statements.

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – License Agreements and Acquired Patent Applications

The following summarizes the Company’s research and development expenses for licenses and patent applications acquired during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
The George Washington University	$1,250	$1,250
North Carolina State University	937	1,562
University of Cincinnati	625	—
Patent applications acquired	1,250,500	—
	$1,253,312	$2,812

The George Washington University

During the three months ended March 31, 2025 and 2024, the Company recorded expenses of $1,250 and $1,250, respectively, for license fees pursuant to the patent license agreement with the George Washington University (“GW”) dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”).

North Carolina State University

During the three months ended March 31, 2025 and 2024, the Company recorded expenses of $937 and $1,562, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Chelexa Biosciences, Inc. and the University of Cincinnati

During three months ended March 31, 2025 and 2024, the Company recognized expenses of $625 and $0, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

Patent Application Acquisition Agreement

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock with a fair value of $850,500 for an aggregate purchase price of $1,250,500. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on quoted closing price of the Company’s common stock. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The patent applications acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity). The acquired IPRD intangible asset will be used in research and development projects which have been determined not to have alternative future use at the acquisition date, and was expensed immediately. Accordingly, during the three months ended March 31, 2025, the Company recorded $1,250,500 in research and development expense.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on March 31, 2025 and December 31, 2024:

	Fair value measured on March 31, 2025
	Total at March 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2024
	Total at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

Investment in joint venture for the three months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,
	2025	2024
Investment in joint ventures at fair value – beginning of period	$36,819	$37,400
Change in fair value of investment in joint ventures	-	(581)
Investment in joint ventures at fair value – end of period	$36,819	$36,819

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Investment in Joint Ventures

The Company has elected to measure the investment in joint ventures using the fair value option at each reporting date. Under the fair value option, bifurcation of an embedded derivative is not necessary, and all related gains and losses on the host contract and derivative due to change in the fair value will be reflected in other income (expenses), net in the unaudited condensed consolidated statements of operations and comprehensive loss.

The value at which the Company’s investment in joint ventures is carried on its books is adjusted to estimated fair value at the end of each quarter, taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of March 31, 2025 and December 31, 2024, valued its share price at $0.167 and $0.167 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

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

The consolidated investment in Zylö was valued at $36,819 and $36,819 as of March 31, 2025 and December 31, 2024, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

NOTE 5 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of March 31, 2025 and December 31, 2024, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the unaudited condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of March 31, 2025 and December 31, 2024, no shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of March 31, 2025 and December 31, 2024, no shares of Series B Preferred Stock were issued and outstanding.

Warrants

2024

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

As an inducement to such exercise, the Company agreed to issue new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “April 2024 Inducement Warrants”). The April 2024 Inducement Warrants are exercisable immediately upon issuance and will expire on July 3, 2028. On April 1, 2024, the Holder exercised the January 2023 Existing Warrants, and the Company issued the Holder 3,750,000 April 2024 Inducement Warrants. Additionally, in connection with the exercise of the January 2023 Existing Warrants, the Company issued 125,000 placement agent warrants to the designees of the placement agent, Wainwright, which are immediately exercisable and expire on July 3, 2028 at an exercise price of $2.0969 per share.

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

On March 27, 2024, the Company calculated the total fair value of the consideration for the modification of the January 2023 Existing Warrants, which includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants amounted to $550,500, which is reflected as a deferred offering cost on the unaudited condensed consolidated balance sheet as of March 31, 2024. The deferred offering cost were netted against the net proceeds received on April 1, 2024.

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million (net proceeds of approximately $3.7 million, after deducting placement agent fees and other offering expenses of approximately $0.5 million). In connection with such exercise, during the year ended December 31, 2024, the Company issued 2,500,000 shares of common stock upon the exercise of the January 2023 Existing Warrants.

On April 1, 2024, in connection with the issuance of the April 2024 Inducement Warrants and the placement agent warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the April 2024 Inducement Warrants and placement agent warrants amounted to approximately $4.2 million, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04.

The fair value of the January 2023 Existing Warrants on the modification date was estimated using the Black-Scholes option-pricing model with the following assumptions:

March 27, 2024
Exercise price	$1.6775 to $5.00
Term (years)	4.25
Expected stock price volatility	109.8%
Risk-free rate of interest	4.18%

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

2025

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants for cash proceeds of $5,625,000.

A summary of warrant activity for the three months ended March 31, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	5,203,243	$2.62	—	3.52
Expired	(8,854)	50.70	—	—
Exercised	(3,750,000)	1.50	—	—
Outstanding as of March 31, 2025	1,444,389	5.25	—	3.32
Warrants exercisable as of March 31, 2025	1,444,389	$5.25	$—	3.32

The Company has determined that the warrants should be accounted for as a component of stockholders’ equity.

Common Shares

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of 55,675 pre-funded warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

2025

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants for cash proceeds of $5,625,000. See Warrants section above.

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with the Seller, whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on quoted closing price of the Company’s common stock (see Note 3).

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased to $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $5,000,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. During the three months ended March 31, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 927,968 shares of its common stock for net proceeds of $1,441,964.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The compensation committee of the board of directors increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. As of March 31, 2025, there were 738 shares of Company common stock available for grant under the 2018 Plan.

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

On May 15, 2024, the Company’s compensation committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 500,000 shares from 51,317 shares to 551,317 shares (“2024 Increase”). The 2024 Increase was approved by shareholders of the Company on August 7, 2024. As of March 31, 2025, there were 1,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	—	—	1,693	3.16
Vested	—	—	—	—
Nonvested at end of period	—	—	1,693	3.16

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation of $0 and $665, respectively, in connection with restricted stock awards.

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

On January 14, 2025, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued options to the Company’s Chief Executive Officer to purchase up to 93,000 shares of the Company’s common stock at an exercise price of $1.55 per share. Additionally, on January 14, 2025, pursuant to and subject to the available number of shares reserved under the Amended and Restated 2022 Plan, the Company issued options to the Company’s Chief Executive Officer and an employee to purchase up to 77,000 shares of the Company’s common stock at an exercise price of $1.55 per share. The options vested immediately in full upon grant and expire on January 14, 2035. The aggregate grant date fair value of these options was $219,929, which was recorded as stock-based compensation in January 2025.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Exercise price	$1.55	$1.36
Term (years)	5.0	5.0
Expected stock price volatility	118.32%	120.00%
Risk-free rate of interest	4.59%	4.02%

A summary of option activity under the Company’s equity incentive plans for the three months ended March 31, 2025 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	1,090,362	$4.78	$—	9.1
Employee options issued	170,000	1.55	—	—
Outstanding as of March 31, 2025	1,260,362	$4.34	$—	8.9
Options vested and exercisable as of March 31, 2025	1,260,362	$4.34	$—	8.9

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

A summary of stock options outstanding at March 31, 2025 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	1,183,000	9.1	$1.24
$14.75 to $76.25	62,562	6.4	$32.95
Above $76.25	14,800	4.7	$131.50
Options outstanding and exercisable as of March 31, 2025	1,260,362	8.9	$4.34

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Employee stock option awards	$219,929	$512,685
Non-employee restricted stock awards	-	665
	$219,929	$513,350

For the three months ended March 31, 2025 and 2024, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$-	$-
General and administrative	219,929	513,350
	$219,929	$513,350

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

NOTE 6 – Commitments and Contingencies

Office Lease

Effective November 2023, the Company leased office space for a two-year term. The Company’s office lease contained a renewal option. The Company evaluated several factors in assessing whether there is reasonable certainty that the Company will exercise its contractual renewal option concluding that it is not reasonably certain to exercise such option. As it is not reasonably certain to be exercised, the Company excluded the renewal term in determining the lease term used in calculating the ROU asset and lease liability. In December 2024, the landlord notified the Company that it will be closing its operations at the Company’s location and offered to relocate the Company to a new location. The Company agreed to relocate and accordingly, on December 9, 2024, the Company and the landlord entered into a new lease agreement (the “December 2024 Lease”). Pursuant to the December 2024 Lease, effective December 20, 2024, the Company leased office space for a term of 14 months, expiring on February 28, 2026. Pursuant to the December 2024 Lease, the Company is required to pay a monthly base rent of $2,732 from March 1, 2025 through February 2026. In connection with December 2024 Lease, in December 2024, the Company increased ROU assets and lease liabilities by $31,075 and removed all remaining ROU assets and lease liabilities associated with the November 2023 lease.

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$7,415	$8,617
Short term lease expense	5,660	4,653
Total lease cost	$13,075	$13,270

ROU asset for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Office lease ROU asset	$31,075	$31,075
Less accumulated amortization	(6,566)	-
Total ROU asset, net	$24,509	$31,075

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Operating lease liability for operating leases were recorded in the unaudited condensed consolidated balance sheets as follows:

	March 31, 2025	December 31, 2024
Current portion of operating lease liability	$28,863	$28,366
Long-term portion of operating lease liability	-	2,709
Total operating lease liability	$28,863	$31,075

Supplemental cash flow information related to the Company’s leases for the three months ended March 31, 2025 were as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,732

The weighted-average remaining lease term for the operating lease is 0.9 years and the weighted-average incremental borrowing rate is 10% as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, future annual minimum lease payments required under operating leases are as follows:

2025 (remainder of year)	$24,588
2026	5,750
Total minimum lease payments	30,338
Less: effects of discounting	(1,475)
Present value of future minimum lease payments	$28,863

Other

On December 23, 2024, the Company provided notice to Isoprene Pharmaceutical, Inc. (“Isoprene”) of its intent to terminate the exclusive license agreement (the “Isoprene Agreement”) by and between the Company and Isoprene dated July 2, 2021. The Isoprene Agreement terminated on March 23, 2025.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

From April 1, 2025 to May 12, 2025, pursuant to the ATM Agreement (See Note 5), the Company issued an aggregate of 38,200 shares of its common stock for net proceeds of $36,862.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2025 and 2024

Operating Costs and Expenses

Research and Development Expenses

For the three months ended March 31, 2025, research and development expenses were approximately $2.0 million. Specifically, during the three months ended March 31, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $0.5 million related to manufacturing and clinical activities; (ii) HT-KIT, approximately $0.2 million related to manufacturing and preclinical activities; and (iii) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $37,000 payable to members of our scientific advisory board for services and recorded approximately $1.3 million of in-process research and development expenses in connection with the acquisition of patent applications.

For the three months ended March 31, 2024, research and development expenses were approximately $0.6 million, of which approximately $3,000 was related to licenses acquired and approximately $0.5 million was related to other research and development expenses. Specifically, during the quarter ended March 31, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $0.4 million related to manufacturing, preclinical and clinical activities; (ii) HT-ALZ, approximately $16,000 related to preclinical studies; (iii) HT-KIT, approximately $77,000 related to manufacturing and preclinical activities; and (iv) HT-004, approximately $51,000 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $37,000 payable to members of our scientific advisory board for services.

We expect our research and development activities to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with clinical research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our pre-clinical activities;

●	the cost of acquiring and manufacturing clinical trial materials; and

●	costs associated with non-clinical activities and regulatory approvals.

General and Administrative Expenses

For the three months ended March 31, 2025, general and administrative expenses amounted to approximately $1.5 million as compared to $1.6 million for the three months ended March 31, 2024, a decrease of approximately $71,000, or 4.5%. For the three months ended March 31, 2025 and 2024, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Three Months Ended March 31,
	2025	2024
Compensation and related expenses	$650,000	$848,000
Professional and consulting expenses	670,000	555,000
Rent expense	13,000	13,000
Other general and administrative expenses	184,000	172,000
Total	$1,517,000	$1,588,000

During the three months ended March 31, 2025, the decrease in general and administrative expenses of approximately $71,000 was primarily attributed to a decrease in compensation and related expenses of approximately $198,000, attributable to a decrease in stock-based compensation of approximately $293,000 related to the issuance of stock options to executives and board members, offset by an increase in compensation and related benefits of approximately $95,000, and an increase in other general and administrative expenses of approximately $12,000, and an increase in professional and consulting expenses of approximately $115,000, primarily attributable to an increase in investors relations fees, offset by a decrease in accounting fees.

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

Other Income (Expenses), net

For the three months ended March 31, 2025, other income, net was approximately $181, which resulted from $181 of interest income.

For the three months ended March 31, 2024, other income, net was approximately $14,000, which primarily resulted from $14,000 of interest income, offset by a change in fair value of investment in joint venture of $581.

Net Loss

For the three months ended March 31, 2025 and 2024, we incurred a net loss of approximately $3.5 million, or $0.27 per common share (basic and diluted), and $2.1 million, or $0.49 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of March 31, 2025, we had approximately $11.3 million in cash and cash equivalents, working capital of approximately $11.5 million and an accumulated deficit of approximately $63.9 million. Net cash used in operating activities was $2.8 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. We incurred net losses of approximately $3.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our unaudited condensed consolidated financial statements are available to be issued.

During the three months ended March 31, 2025, we issued 3,750,000 shares of our common stock upon the exercise of the 3,750,000 warrants issued in April 2024 for gross proceeds of approximately $5.6 million.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased to $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $5,000,000 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein. During the three months ended March 31, 2025 we issued 927,968 shares of our common stock for net proceeds of approximately $1.4 million pursuant to the ATM Agreement.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was approximately $2.8 million, which primarily resulted from a net loss of approximately $3.5 million, offset by approximately $0.9 million of non-cash research and development-acquired patent, and $0.2 million in stock-based compensation, an increase in prepaid expenses and other current assets of $0.4 million and a decrease in accounts payable and accrued expenses of $16,000.

For the three months ended March 31, 2024, net cash used in operating activities was approximately $1.7 million, which primarily resulted from a net loss of approximately $2.1 million, adjusted for the add back of stock-based compensation of approximately $0.5 million, and changes in operating assets and liabilities consisting of an increase in prepaid expenses and other current assets of approximately $52,000 and a net decrease in accounts payable and accrued expenses of approximately $39,000.

Cash Flows from Investing Activities

The Company did not have any cash flows from investing activities for the three months ended March 31, 2025 or 2024.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was approximately $7.1 million, which primarily resulted from net proceeds from the issuance of common stock of $1.4 million and proceeds from the exercise of warrants of approximately $5.6 million.

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

Income taxes

Income taxes are recorded in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”) which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our unaudited condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between our financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recently Adopted Accounting Standards

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

The ASU is effective for annual periods beginning after December 15, 2024. The amendments should be applied on a prospective basis. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our  principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, as a result of the material weaknesses in our internal control identified below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Identified Material Weakness

In connection with the audit of our financial statements as of December 31, 2024 for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we have identified related to the proper classification of prepaid expenses and other current assets and research and development expenses, which impacted our previously issued consolidated financial statements as of and for the year ended December 31, 2023, and our previously issued unaudited condensed consolidated financial statements as of March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023, and for the three months ended March 31, 2024 and 2023, three and six months ended June 30, 2024 and 2023, and three and nine months ended September 30, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking actions to remediate the material weakness described above, which may result in changes in our internal control over financial reporting in periods subsequent to March 31, 2025.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks in our Annual Report which could materially affect our business, financial condition or future results. The risks in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2025, we entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to us all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for, among other things, 450,000 shares of our common stock. The shares of common stock were not registered under the Securities Act and were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Appointment of Director

On May 8, 2025, the board of directors of the Company (the “Board”) appointed Chris Camarra as a member of the Board and the Company’s audit committee, compensation committee and nominating and corporate governance committee effective as of May 8, 2025, to fill the vacancies created by the resignation of Graig Springer. Mr. Camarra will serve for a term expiring at the 2025 annual meeting of shareholders.

Mr. Camarra’s ongoing annual compensation will be consistent with that provided to the Company’s other non-employee directors.

There is no arrangement or understanding between Mr. Camarra and any other persons pursuant to which Mr. Camarra was selected as a director. There are no related party transactions involving Mr. Camarra that are reportable under Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Agreement by and between the Company and OnTargetx R&D Inc. dated March 24, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)