Form 10-Q
period 2025-06-30
Hoth Therapeutics, Inc.
filed 2025-08-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 11, 2025 was 13,259,027.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,014,108	$7,038,923
Prepaid expenses and other current assets	1,038,794	605,948
Total Current Assets	10,052,902	7,644,871

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	18,081	31,075
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	54,900	67,894

Total Assets	$10,107,802	$7,712,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$75,510	$412,071
Accrued expenses	267,794	390,760
Operating lease liability, current portion	21,326	28,366
Total Current Liabilities	364,630	831,197

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	-	2,709
Total Long-Term Liabilities	-	2,709

Total Liabilities	364,630	833,906

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,234,027 and 8,042,747 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,323	804
Additional paid-in capital	75,815,158	67,279,033
Accumulated deficit	(66,085,353)	(60,410,041)
Accumulated other comprehensive income	12,044	9,063
Total Stockholders’ Equity	9,743,172	6,878,859

Total Liabilities and Stockholders’ Equity	$10,107,802	$7,712,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

NET REVENUES	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expenses	1,039,713	644,025	2,998,315	1,215,667
General and administrative expenses	1,159,936	1,079,504	2,677,351	2,667,766

Total operating expenses	2,199,649	1,723,529	5,675,666	3,883,433

LOSS FROM OPERATIONS	(2,199,649)	(1,723,529)	(5,675,666)	(3,883,433)

OTHER INCOME (EXPENSES), NET:
Change in fair value of investment in joint ventures	-	-	-	(581)
Dividend and interest income	173	13,365	354	27,321

Total other income, net	173	13,365	354	26,740

NET LOSS	$(2,199,476)	$(1,710,164)	$(5,675,312)	$(3,856,693)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.17)	$(0.25)	$(0.44)	$(0.68)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	13,180,243	6,876,331	12,959,901	5,637,621

COMPREHENSIVE LOSS:
Net loss	$(2,199,476)	$(1,710,164)	$(5,675,312)	$(3,856,693)

Other comprehensive income(loss):
Foreign currency translation adjustment	3,478	1,634	2,981	(4,134)

Total comprehensive loss	$(2,195,998)	$(1,708,530)	$(5,672,331)	$(3,860,827)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three and Six Months Ended June 30, 2025
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859
Common shares issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Common stock issued for cash, net	927,968	93	1,441,871	-	-	1,441,964
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment	-	-	-	-	(497)	(497)
Net loss	-	-	-	(3,475,836)	-	(3,475,836)

Balance, March 31, 2025 (unaudited)	13,170,715	1,317	75,415,913	(63,885,877)	8,566	11,539,919
Issuance of warrants for professional fees	-	-	333,150	-	-	333,150
Common stock issued for cash, net	63,312	6	66,095	-	-	66,101
Cumulative translation adjustment	-	-	-	-	3,478	3,478
Net loss	-	-	-	(2,199,476)	-	(2,199,476)

Balance, June 30, 2025 (unaudited)	13,234,027	$1,323	$75,815,158	$(66,085,353)	$12,044	$9,743,172

	For the Three and Six Months Ended June 30, 2024
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,221,741)	$27,260	$9,538,060
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	513,350	-	-	513,350
Deferred offering cost related to warrant inducement	-	-	550,500	-	-	550,500
Cumulative translation adjustment	-	-	-	-	(5,768)	(5,768)
Net loss	-	-	-	(2,146,529)	-	(2,146,529)

Balance, March 31, 2024 (unaudited)	4,403,804	440	62,795,951	(54,368,270)	21,492	8,449,613
Stock-based compensation	-	-	7,054	-	-	7,054
Common shares issued and issuable for exercise of warrants (1)	955,000	96	3,682,204	-	-	3,682,300
Deferred offering cost related to warrant inducement	-	-	(550,500)	-	-	(550,500)
Cumulative translation adjustment	-	-	-	-	1,634	1,634
Net loss	-	-	-	(1,710,164)	-	(1,710,164)

Balance, June 30, 2024 (unaudited)	5,358,804	$536	$65,934,709	$(56,078,434)	$23,126	$9,879,937

(1)	Represents the aggregate fair value of 2,500,000 shares of common stock, which includes 955,000 shares that have been issued and 1,545,000 shares held in abeyance as of June 30, 2024.See Note 5 – Stockholders’ Equity – Warrants for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,675,312)	$(3,856,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired patent, expensed	850,500	-
Stock-based compensation	219,929	520,404
Stock-based professional fees	55,525	-
Change in fair value of investment in joint ventures	-	581
Lease costs	3,245	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(155,221)	19,089
Accounts payable and accrued expenses	(459,527)	938

NET CASH USED IN OPERATING ACTIVITIES	(5,160,861)	(3,315,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock, net of offering costs	1,508,065	-
Proceeds from exercise of warrants	5,625,000	3,682,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,133,065	3,682,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,972,204	366,619

Effect of exchange rate changes on cash and cash equivalents	2,981	(4,134)

CASH AND CASH EQUIVALENTS - beginning of period	7,038,923	9,292,352

CASH AND CASH EQUIVALENTS - end of period	$9,014,108	$9,654,837

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in deferred offering cost and additional paid-in capital	$-	$550,500
Increase in prepaid expenses and additional paid-in capital	$333,150	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company has incurred losses and generated negative cash flows from operations since its inception. At June 30, 2025, the Company had an accumulated deficit of $66.1 million and cash and cash equivalents of $9.0 million. The Company has funded its operations from proceeds from the sale of equity securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

The Company believes its current cash is sufficient to fund operations for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus, and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. As of August 12, 2025, the Company has sold shares of its common stock having a total aggregate sales price of approximately $2.8 million.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $9,014,108 and $7,038,923 as of June 30, 2025 and December 31, 2024, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to Federal Deposit Insurance Corporation insurance. Cash held in foreign bank accounts totaled approximately $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC-820”), provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC-820, approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the six months ended June 30, 2025 and 2024, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

June 30, 2025

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

Prepaid Expenses and Other Current Assets

As of June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Prepaid clinical trial expenses	$402,747	$476,235
Prepaid insurance	123,094	28,479
Prepaid stock-based professional fees	277,625	-
R&D credit receivable	46,769	46,769
Other prepaid expenses	188,559	54,465
	$1,038,794	$605,948

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

June 30, 2025

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

	As of June 30,
Potentially dilutive securities	2025	2024
Warrants	1,740,752	5,211,848
Options	1,260,362	617,362
Non-vested restricted stock awards	-	1,693
Total	3,001,114	5,830,903

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). During the three and six months ended June 30, 2025 and 2024, other comprehensive (loss) income was attributable to foreign currency translation adjustment.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Foreign Currency

The reporting currency of the Company is the U.S. dollar. For the Company’s subsidiary with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within “accumulated other comprehensive income” in the condensed consolidated balance sheets.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024. The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company and decides how to allocate resources based on loss from operations, managing cash flows and evaluating research and development and general and administrative expenses. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including, but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on its unaudited  condensed consolidated financial statements.

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 3 – License Agreements and Acquired Patent Applications

The following summarizes the Company’s research and development expenses for licenses and patent applications acquired during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
The George Washington University	$1,250	$8,597	$2,500	$9,847
North Carolina State University	938	1,563	1,875	3,125
University of Cincinnati	2,708	417	3,333	417
Patent applications acquired	—	—	1,250,500	—
	$4,896	$10,577	$1,258,208	$13,389

The George Washington University

During the three and six months ended June 30, 2025, the Company recorded expenses of $1,250 and $2,500, respectively, related to license fees pursuant to the patent license agreement with The George Washington University (“GW”) dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). During the three and six months ended June 30, 2024, the Company recorded expenses of $8,597 and $9,847, respectively, for license fees, including an expense of $6,389 and $6,389 for the three and six months ended June 30, 2024, respectively, related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement.

North Carolina State University

During the three months ended June 30, 2025 and 2024, the Company recorded expenses of $938 and $1,563, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021. During the six months ended June 30, 2025 and 2024, the Company recorded expenses of $1,875 and $3,125, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three months ended June 30, 2025 and 2024, the Company recognized expenses of $2,708 and $417, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020. During the six months ended June 30, 2025 and 2024, the Company recognized expenses of $3,333 and $417, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

Patent Application Acquisition Agreement

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock with a fair value of $850,500 for an aggregate purchase price of $1,250,500. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on quoted closing price of the Company’s common stock. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The patent applications acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity). The acquired IPRD intangible asset will be used in research and development projects which have been determined to not have alternative future use at the acquisition date and was expensed immediately. Accordingly, during the three and six months ended June 30, 2025, the Company recorded $0 and $1,250,500 in research and development expenses, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 4 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on June 30, 2025 and December 31, 2024:

	Fair value measured on June 30, 2025
	Total at June 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2024
	Total at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended June 30, 2025 and 2024:

Investment in joint ventures for the three months ended June 30, 2025 and 2024

	For the Three Months Ended June 30,
	2025	2024
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$36,819

Investment in joint ventures for the six months ended June 30, 2025 and 2024

	For the Six Months Ended June 30,
	2025	2024
Investment in joint ventures at fair value – beginning of period	$36,819	$37,400
Change in fair value of investments in joint ventures	-	(581)
Investment in joint ventures at fair value – end of period	$36,819	$36,819

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of June 30, 2025 and December 31, 2024, valued its share price at $0.167 and $0.167 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

On February 23, 2024, the Company acquired 22,000 shares of Class B Common stock of Atticus Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-10 ratio of current shares and was instructed, on July 3, 2024, that the 409A valuation of the shares was $79, or $0.0036 per share, pursuant to the February 2024 valuation ratified by Zylö’s board of directors.

The valuations reflect a probability-weighted present value of expected future investment returns considering certain possible outcomes and the rights of each class of Zylö’s and Atticus Pharma’s equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at a risk-adjusted discount rate and probability weighted to determine the value for the Class B common stock. Significant unobservable inputs in the valuation include (i) probabilities of each scenario, (ii) timing of occurrence, (iii) future valuation; (iv) and the risk-adjusted discount rate.

The consolidated investment in Zylö was valued at $36,819 and $36,819 as of June 30, 2025 and December 31, 2024, respectively.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 5 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of June 30, 2025 and December 31, 2024, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of June 30, 2025 and December 31, 2024, no shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of June 30, 2025 and December 31, 2024, no shares of Series B Preferred Stock were issued and outstanding.

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

June 30, 2025

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

The amendment to the January 2023 Existing Warrants on March 27, 2024 to lower the exercise price thereof was considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. This was modification of an equity classified financial instrument under that guidance and the exercise was treated as an equity issuance as the reason for the modification was to induce the holders to cash exercise their warrants, resulting in the exercise of the January 2023 Existing Warrants on April 1, 2024.

On March 27, 2024, the Company calculated the total fair value of the consideration for the modification of the January 2023 Existing Warrants, which includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants amounted to $550,500, which is reflected as a deferred offering cost on the unaudited condensed consolidated balance sheet as of June 30, 2024. The deferred offering cost were netted against the net proceeds received on April 1, 2024.

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million (net proceeds of approximately $3.7 million, after deducting placement agent fees and other offering expenses of approximately $0.5 million). In connection with such exercise, the Company was to issue up to 2,500,000 shares of common stock (the “Warrant Shares”) upon exercise of the January 2023 Existing Warrants. As of June 30, 2024, 1,545,000 Warrant Shares were held in abeyance and were not reflected as issued and outstanding common shares on the accompanying condensed consolidated balance sheet, in accordance with the terms of the inducement offer agreement. Pursuant to the inducement offer agreement, the Company only issued such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares held in abeyance until notice from the Holder that the balance (or portion thereof) could be issued in compliance with the limitations set forth in the inducement offer agreement. The abeyance was evidenced through the January 2023 Existing Warrants which were deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the January 2023 Existing Warrants (provided no additional exercise price was due and payable). As of June 30, 2024, the Company issued 955,000 Warrant Shares to the Holder, and 1,545,000 Warrant Shares were held in abeyance for future issuance. On July 24, 2024, the remaining 1,545,000 Warrant Shares held in abeyance were issued.

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

June 30, 2025

2025

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants for cash proceeds of $5,625,000.

On June 4, 2025, pursuant to a six-month marketing service agreement, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant of the Company for investor relations services. The warrants expire on June 4, 2027. The grant date fair value of these warrants was $333,150, which was recorded as a prepaid expense and will be expensed as stock-based professional fees over the term of the marketing service agreement. The Company will have the option, but not obligation, to renew/extend this agreement for an additional six months by issuing an additional two-year warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share. In connection with this warrant, during the three and six months ended June 30, 2025, the Company recorded stock-based professional fees of $55,525 and $55,525, respectively, and as of June 30, 2025, the Company has reflected $277,625 of prepaid stock-based professional fees, which is included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 4, 2025
Exercise price	$1.00
Term (years)	2.0
Expected stock price volatility	129.68%
Risk-free rate of interest	3.87%

A summary of warrant activity for the six months ended June 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	5,203,243	$2.62	—	3.52
Granted	300,000	1.00	—	—
Expired	(12,491)	55.96	—	—
Exercised	(3,750,000)	1.50	—	—
Outstanding as of June 30, 2025	1,740,752	4.38	51,000	2.88
Warrants exercisable as of June 30, 2025	1,740,752	$4.38	$51,000	2.88

The Company has determined that the warrants are equity classified instruments and should be accounted for as a component of stockholders’ equity.

Common Shares

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of 55,675 pre-funded warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

During the three months ended June 30, 2024, the Company issued 955,000 shares of its common stock that were held in abeyance in connection with the exercise of 2,500,000 of the January 2023 Existing Warrants (See Warrants section above).

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. During the three months ended March 31, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 927,968 shares of its common stock for net proceeds of $1,441,964. During the three months ended June 30, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 88,312 shares of its common stock for net proceeds of $96,641.

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

The compensation committee of the board of directors increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. As of June 30, 2025, there were 738 shares of Company common stock available for grant under the 2018 Plan.

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

June 30, 2025

On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which, among other things, increased the number of shares reserved under the plan by 495,317 shares, which Amended and Restated 2022 Plan was approved by stockholders on August 18, 2023.

On May 15, 2024, the Company’s compensation committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 500,000 shares from 591,317 shares to 1,091,317 shares (“2024 Increase”). The 2024 Increase was approved by shareholders of the Company on August 7, 2024.

On May 9, 2025, the Company’s compensation committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 2,000,000 shares from 1,091,317 shares to 3,091,317 shares (“2025 Increase”). The 2025 Increase was approved by shareholders of the Company on August 5, 2025.

As of June 30, 2025, there were 1,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the three months ended June 30, 2025 and 2024 is as follows:

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	—	—	1,693	3.16
Vested	—	—	—	—
Nonvested at end of period	—	—	1,693	3.16

During the six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation of $0 and $665, respectively, in connection with restricted stock awards.

Stock Options

On January 5, 2024, pursuant to and subject to the available number of shares reserved under the Amended and Restated 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to 450,000 shares of the Company’s common stock at an exercise price of $1.36 per share. The options vested immediately and expire on January 5, 2034. The aggregate grant date fair value of these options was $512,685, which was recorded as stock-based compensation during the three months ended June 30, 2024.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

A summary of option activity under the Company’s equity incentive plans for the six months ended June 30, 2025 is presented below.

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	1,090,362	$4.78	$—	9.1
Employee options issued	170,000	1.55	—	—
Outstanding as of June 30, 2025	1,260,362	$4.34	$196,390	8.7
Options vested and exercisable as of June 30, 2025	1,260,362	$4.34	$196,390	8.7

A summary of stock options outstanding at June 30, 2025 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	1,183,000	8.8	$1.24
$14.75 to $76.25	62,562	6.2	$32.95
Above $76.25	14,800	4.5	$131.50
Options outstanding and exercisable as of June 30, 2025	1,260,362	8.7	$4.34

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock option awards	$—	$—	$219,929	$512,685
Non-employee restricted stock awards	—	665	—	1,330
Non-employee stock warrant awards	55,525	6,389	55,525	6,389
	$55,525	$7,054	$275,454	$520,404

For the three and six months ended June 30, 2025 and 2024, the amount of stock-based compensation expense included within research and development, professional fees and general and administrative expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$6,389	$—	$6,389
Professional fees	55,525	—	55,525	—
General and administrative	—	665	219,929	514,015
	$55,525	$7,054	$275,454	$520,404

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation and comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$7,124	$5,615	$14,539	$14,232
Short-term lease expense	5,715	5,840	11,375	10,493
Total lease cost	$12,839	$11,455	$25,914	$24,725

ROU asset for operating leases was recorded in the condensed consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
Office lease ROU asset	$31,075	$31,075
Less: accumulated amortization	(12,994)	-
Total ROU asset, net	$18,081	$31,075

Operating lease liability for operating leases was recorded in the condensed consolidated balance sheets as follows:

	June 30, 2025	December 31, 2024
Current portion of operating lease liability	$21,326	$28,366
Long-term portion of operating lease liability	-	2,709
Total operating lease liability	$21,326	$31,075

Supplemental cash flow information related to the Company’s leases for the six months ended June 30, 2025 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,732

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

The weighted-average remaining lease term for the operating lease is 0.67 years and the weighted-average incremental borrowing rate is 10% as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, future annual minimum lease payments required under operating leases are as follows:

2025 (remainder of year)	$16,392
2026	5,750
Total minimum lease payments	22,142
Less: effects of discounting	(816)
Present value of future minimum lease payments	$21,326

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

On May 9, 2025, the Company’s compensation committee recommended, and the board of directors approved, an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 2,000,000 shares from 1,091,317 shares to 3,091,317 shares. The 2025 Increase was approved by shareholders of the Company on August 5, 2025.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended June 30, 2025 and 2024

Operating Costs and Expenses

Research and Development Expenses

For the three months ended June 30, 2025, research and development expenses were approximately $1.0 million. Specifically, during the three months ended June 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $0.7 million related to manufacturing and clinical activities; and (ii) HT-KIT, approximately $0.3 million related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $31,000 payable to members of our scientific advisory board for services.

For the three months ended June 30, 2024, research and development expenses were approximately $0.6 million, of which approximately $4,000 was related to licenses acquired and approximately $0.6 million was related to other research and development expenses. Specifically, during the quarter ended June 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $437,000 related to manufacturing, preclinical and clinical activities; (ii) HT-KIT, approximately $133,000 related to manufacturing and preclinical activities; and (iii) HT-004, approximately $26,000 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $37,000 payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the three months ended June 30, 2025, general and administrative expenses amounted to approximately $1.2 million as compared to approximately $1.1 million for the three months ended June 30, 2024, a decrease of approximately $81,000, or 7.5%. For the three months ended June 30, 2025 and 2024, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Three Months Ended June 30,
	2025	2024
Compensation and related expenses	$358,000	$369,000
Professional and consulting expenses	581,000	403,000
Rent expense	13,000	11,000
Other general and administrative expenses	208,000	296,000
Total	$1,160,000	$1,079,000

During the three months ended June 30, 2025, the increase in general and administrative expenses of approximately $81,000 was primarily attributed to an increase in rent expense of $2,000, and professional and consulting expenses of approximately $178,000 which was primarily attributable to an increase in legal and consulting fees of approximately $64,000, an increase in accounting fees of approximately $50,000, an increase in stock-based professional fees of $56,000 and an increase in directors fees of $8,000. These increases were offset by a decrease in compensation and related expenses of approximately $11,000 attributable to a decrease in bonus expense of approximately $17,000, offset by an increase in compensation and related benefits of approximately $6,000. Additionally, we reflected a decrease in other general and administrative expenses of approximately $88,000 attributable to a decrease in conference expense of approximately $154,000, offset by an increase in travel expenses of approximately $42,000 and an increase in other general and administrative expenses of approximately $24,000.

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

Other Income, net

For the three months ended June 30, 2025, other income, net was approximately $170, which resulted from $170 of interest income.

For the three months ended June 30, 2024, other income, net was approximately, which $13,400 resulted from $13,400 of interest income.

Net Loss

For the three months ended June 30, 2025 and 2024, we incurred a net loss of approximately $2.2 million, or $0.17 per common share (basic and diluted), and $1.7 million, or $0.25 per common share (basic and diluted), respectively.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2025 and 2024

Operating Costs and Expenses

Research and Development Expenses

For the six months ended June 30, 2025, research and development expenses were approximately $3.0 million. Specifically, during the six months ended June 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1.1 million related to manufacturing and clinical activities; (ii) HT-KIT, approximately $0.5 million related to manufacturing and preclinical activities; and (iii) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $69,000 payable to members of our scientific advisory board for services and recorded approximately $1.3 million of in-process research and development expenses in connection with the acquisition of patent applications.

For the six months ended June 30, 2024, research and development expenses were approximately $1.2 million, of which approximately $13,000 was related to licenses acquired and approximately $1.2 million was related to other research and development expenses. Specifically, during the six months ended June 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $824,000 related to manufacturing, preclinical and clinical activities; (ii) HT-ALZ, approximately $16,000 related to preclinical studies; (iii) HT-KIT, approximately $209,000 related to manufacturing and preclinical activities; and (iv) HT-004, approximately $77,000 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $75,000 payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the six months ended June 30, 2025 and 2024, general and administrative expenses amounted to approximately $2.7 million and $2.7 million, respectively. For the six months ended June 30, 2025 and 2024, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Six Months Ended June 30,
	2025	2024
Compensation and related expenses	$1,008,000	$1,217,000
Professional and consulting expenses	1,252,000	957,000
Rent expense	26,000	25,000
Other general and administrative expenses	391,000	469,000
Total	$2,677,000	$2,668,000

During the six months ended June 30, 2025, the increase in general and administrative expenses of approximately $9,000 was primarily attributed to an increase in professional and consulting expenses of approximately $295,000, primarily attributable to an increase in legal and consulting fees, accounting fees, and stock-based professional fees. These increases were offset by a decrease in compensation and related expenses of approximately $209,000, attributable to a decrease in stock-based compensation of approximately $293,000 related to the issuance of stock options to executives and board members and an increase in compensation and related benefits of approximately $84,000. Additionally, we had a decrease in other general and administrative expenses of approximately $78,000.

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

Other Income, net

For the six months ended June 30, 2025, other income, net was $354, which resulted from $354 of interest income.

For the six months ended June 30, 2024, other income, net was approximately $27,000, which primarily resulted from approximately $27,300 of interest income, offset by a change in fair value of investment in joint venture of approximately $581.

Net Loss

For the six months ended June 30, 2025 and 2024, we incurred a net loss of approximately $5.7 million, or $0.44 per common share (basic and diluted), and $3.9 million, or $0.68 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of June 30, 2025, we had approximately $9.0 million in cash and cash equivalents, working capital of approximately $9.7 million and an accumulated deficit of approximately $66.1 million. Net cash used in operating activities was approximately $5.2 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. We incurred net losses of approximately $5.7 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our unaudited condensed consolidated financial statements are available to be issued.

During the six months ended June 30, 2025, we issued 3,750,000 shares of our common stock upon the exercise of the 3,750,000 warrants issued in April 2024 for gross proceeds of approximately $5.6 million.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,700,000 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein. During the six months ended June 30, 2025 we issued 86,280 shares of our common stock for net proceeds of approximately $0.1 million pursuant to the ATM Agreement.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $36 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was approximately $5.2 million, which primarily resulted from a net loss of approximately $5.7 million, an increase in prepaid expenses and other current assets of approximately $0.2 million and a decrease in accounts payable and accrued expenses of approximately $0.5 million, offset by approximately $0.9 million of non-cash research and development-acquired patent, and $0.3 million in stock-based compensation and professional fees.

For the six months ended June 30, 2024, net cash used in operations was approximately $3.3 million, which primarily resulted from a net loss of approximately $3.9 million, adjusted for the add back of stock-based compensation of approximately $0.5 million, and changes in operating assets and liabilities consisting of an increase in prepaid expenses and other current assets of approximately $0.1 million.

Cash Flows from Investing Activities

The Company did not have any cash flows from investing activities for the six months ended June 30, 2025 or 2024.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $7.1 million, which primarily resulted from net proceeds from the issuance of common stock of approximately $1.5 million and proceeds from the exercise of warrants of approximately $5.6 million.

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

Recently Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our  principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, as a result of the material weaknesses in our internal control identified below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking actions to remediate the material weakness described above, which may result in changes in our internal control over financial reporting in periods subsequent to June 30, 2025.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025 (“Annual Report”). Except as set forth herein, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks in our Annual Report as supplemented by the risk factors set forth herein which could materially affect our business, financial condition or future results. The risks in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Current and future legislation and other regulatory reform measures may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, affect the prices we may obtain for such product candidates and may have a negative impact on our business and results of operations.

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

Furthermore, on July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing Federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act, marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. In addition, there have been actions and proposals from the Trump administration that include: reducing agency workforce and cutting programs; directing The U.S. Department of Health and Human Services and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; imposing tariffs on imported pharmaceutical products; and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our drugs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2025, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant for investor relations services. The warrants expire on June 4, 2027 and were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: August 12, 2025	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)