Form 10-Q
period 2025-09-30
Hoth Therapeutics, Inc.
filed 2025-11-12
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 11, 2025 was 15,514,312.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in this Quarterly Report on Form 10-Q. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of our products;

●	the ultimate impact of any public health crisis on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	risks related to the restatement of our financial statements including risks of increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions, or investigation;

ii

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and tariffs and other trade barriers;

●	our implementation of a digital assets treasury strategy including, without limitation, the price volatility of digital assets;

●	regulatory developments regarding digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations; and

●	our cash needs and financing plans.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,847,911	$7,038,923
Prepaid expenses and other current assets	1,073,641	605,948
Total Current Assets	8,921,552	7,644,871

NON-CURRENT ASSETS:
Crypto assets, at fair value	274,695	-
Operating lease right-of-use asset, net	11,464	31,075
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	322,978	67,894

Total Assets	$9,244,530	$7,712,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$400,067	$412,071
Accrued expenses	599,018	390,760
Operating lease liability, current portion	13,599	28,366
Total Current Liabilities	1,012,684	831,197

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	-	2,709
Total Long-Term Liabilities	-	2,709

Total Liabilities	1,012,684	833,906

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 15,127,622 and 8,042,747 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,513	804
Additional paid-in capital	78,410,459	67,279,033
Accumulated deficit	(70,191,154)	(60,410,041)
Accumulated other comprehensive income	11,028	9,063
Total Stockholders’ Equity	8,231,846	6,878,859

Total Liabilities and Stockholders’ Equity	$9,244,530	$7,712,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET REVENUES	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	1,633,476	994,474	4,631,791	2,210,141
General and administrative expenses	2,447,188	1,234,743	5,124,539	3,902,509

Total operating expenses	4,080,664	2,229,217	9,756,330	6,112,650

LOSS FROM OPERATIONS	(4,080,664)	(2,229,217)	(9,756,330)	(6,112,650)

OTHER INCOME (EXPENSES), NET:
Change in fair value of investment in joint venture	-	-	-	(581)
Unrealized loss on crypto assets	(25,305)	-	(25,305)	-
Dividend and interest income	168	200	522	27,521

Total other income (expenses), net	(25,137)	200	(24,783)	26,940

NET LOSS	$(4,105,801)	$(2,229,017)	$(9,781,113)	$(6,085,710)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.30)	$(0.32)	$(0.74)	$(1.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	13,787,159	6,903,804	13,197,775	6,062,762

COMPREHENSIVE LOSS:
Net loss	$(4,105,801)	$(2,229,017)	$(9,781,113)	$(6,085,710)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,016)	2,490	1,965	(1,645)

Total comprehensive loss	$(4,106,817)	$(2,226,527)	$(9,779,148)	$(6,087,355)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three and Nine Months Ended September 30, 2025
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859
Common shares issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Common stock issued for cash, net	927,968	93	1,441,871	-	-	1,441,964
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment	-	-	-	-	(497)	(497)
Net loss	-	-	-	(3,475,836)	-	(3,475,836)

Balance, March 31, 2025 (unaudited)	13,170,715	1,317	75,415,913	(63,885,877)	8,566	11,539,919
Issuance of warrants for professional fees	-	-	333,150	-	-	333,150
Common stock issued for cash, net	63,312	6	66,095	-	-	66,101
Cumulative translation adjustment	-	-	-	-	3,478	3,478
Net loss	-	-	-	(2,199,476)	-	(2,199,476)

Balance, June 30, 2025 (unaudited)	13,234,027	1,323	75,815,158	(66,085,353)	12,044	9,743,172
Common stock issued for cash, net	1,404,339	141	2,003,350	-	-	2,003,491
Common stock issued for compensation, net of tax withholdings	489,256	49	591,951	-	-	592,000
Cumulative translation adjustment	-	-	-	-	(1,016)	(1,016)
Net loss	-	-	-	(4,105,801)	-	(4,105,801)

Balance, September 30, 2025 (unaudited)	15,127,622	$1,513	$78,410,459	$(70,191,154)	$11,028	$8,231,846

	For the Three and Nine Months Ended September 30, 2024
			Additional		Accumulated other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,221,741)	$27,260	$9,538,060
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	513,350	-	-	513,350
Deferred offering cost related to warrant inducement	-	-	550,500	-	-	550,500
Cumulative translation adjustment	-	-	-	-	(5,768)	(5,768)
Net loss	-	-	-	(2,146,529)	-	(2,146,529)

Balance, March 31, 2024 (unaudited)	4,403,804	440	62,795,951	(54,368,270)	21,492	8,449,613
Stock-based compensation	-	-	7,054	-	-	7,054
Common shares issued and issuable for exercise of warrants (1)	955,000	96	3,682,204	-	-	3,682,300
Deferred offering cost related to warrant inducement	-	-	(550,500)	-	-	(550,500)
Cumulative translation adjustment	-	-	-	-	1,634	1,634
Net loss	-	-	-	(1,710,164)	-	(1,710,164)

Balance, June 30, 2024 (unaudited)	5,358,804	536	65,934,709	(56,078,434)	23,126	9,879,937
Stock-based compensation	-	-	283,332	-	-	283,332
Common shares issued for warrants held in abeyance	1,545,000	154	(154)	-	-	-
Cumulative translation adjustment	-	-	-	-	2,490	2,490
Net loss	-	-	-	(2,229,017)	-	(2,229,017)

Balance, September 30, 2024 (unaudited)	6,903,804	$690	$66,217,887	$(58,307,451)	$25,616	$7,936,742

(1)	Represents the aggregate fair value of 2,500,000 shares of common stock, which includes 955,000 shares that have been issued and 1,545,000 shares held in abeyance as of June 30, 2024. See Note 7 – Stockholders’ Equity – Warrants for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,781,113)	$(6,085,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired patent, expensed	850,500	-
Stock-based compensation	1,187,929	803,736
Stock-based professional fees	222,100	-
Change in fair value of investment in joint ventures	-	581
Lease costs	2,135	-
Unrealized loss of crypto assets	25,305	-
Changes in operating assets and liabilities:
Prepaid expenses	(356,643)	201,740
Accounts payable and accrued expenses	196,254	129,408

NET CASH USED IN OPERATING ACTIVITIES	(7,653,533)	(4,950,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of crypto assets	(300,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance common stock, net of offering costs	3,511,556	-
Proceeds from exercise of warrants	5,625,000	3,682,300
Taxes paid related to net share settlement of equity award	(376,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,760,556	3,682,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	807,023	(1,267,945)

Effect of exchange rate changes on cash and cash equivalents	1,965	(1,644)

CASH AND CASH EQUIVALENTS - beginning of period	7,038,923	9,292,352

CASH AND CASH EQUIVALENTS - end of period	$7,847,911	$8,022,763

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in deferred offering cost and additional paid-in capital	$-	$550,500
Increase in prepaid expenses and other current assets and additional paid-in capital from the issuance of warrants	$333,150	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company has incurred losses and generated negative cash flows from operations since its inception. At September 30, 2025, the Company had an accumulated deficit of $70.2 million and cash and cash equivalents of $7.8 million. The Company has funded its operations from proceeds from the sale of equity securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

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

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus, and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. As of November 11, 2025, the Company has sold shares of its common stock having a total aggregate sales price of approximately $5.5 million.

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

September 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $7,847,911 and $7,038,923 as of September 30, 2025 and December 31, 2024, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to Federal Deposit Insurance Corporation insurance. Cash held in foreign bank accounts totaled approximately $0.1 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the nine months ended September 30, 2025 and 2024, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Investment in Joint Ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note 5 of these unaudited condensed consolidated financial statements.

Digital Assets, at Fair Value

The Company’s digital assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), which are actively traded on public exchanges. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., BTC) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.” As of September 30, 2025, the Company did not own any digital intangible assets.

Crypto assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement. Changes in fair value are recognized in the Company’s consolidated statements of operations within “other income (expense)” for the period in which they occur.

Digital assets are classified on the balance sheets based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets.
●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

The fair value of each cryptocurrency holding is based on the closing market price on the reporting date.

As of September 30, 2025, the Company held $274,695 of crypto assets comprised of BTC, ETH and SOL, which are in the scope of ASC 350-60 at fair value. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to crypto assets. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. With the passing of this tax legislation, the most notable corporate tax issue that impacts the Company is the change to IRC §174. Since 2022, the Company has been required to capitalize U.S. and foreign research and development expenditures in accordance with IRC §174 and amortize those costs over 5 years for U.S. costs and 15 years for foreign costs. The new legislation will no longer require U.S. research and development costs to be capitalized; however, foreign costs will continue to be capitalized and amortized over 15 years. U.S. costs that were capitalized in tax years 2022 through 2024 can be expensed in 2025 or over a two-year period, 2025 and 2026. The Company continues to evaluate various elections available to the Company under OBBBA related to IRC Section 174 capitalized R&D costs. Because of the Company’s loss and full valuation allowance, we expect no impact on the Company’s 2025 financial statements regardless of the elections that the Company makes related to IRC Section 174 capitalized R&D costs for the 2025 year.

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

	As of September 30,
Potentially dilutive securities	2025	2024
Warrants	1,740,752	5,209,403
Options	1,260,362	1,090,362
Non-vested restricted stock awards	-	1,693
Total	3,001,114	6,301,458

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). During the three and nine months ended September 30, 2025 and 2024, other comprehensive (loss) income was attributable to foreign currency translation adjustment.

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

September 30, 2025

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

NOTE 3 – Crypto Assets, at Fair Value

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the consolidated balance sheet as of September 30, 2025:

	Classification	Units Held	Cost Basis	Fair Value on September 30, 2025
Balance, September 30, 2025
BTC (Bitcoin)	Long-term	0.85673339	$100,000	$97,717
ETH (Ethereum)	Long-term	21.96726563	100,000	91,087
SOL (Solana)	Long-term	411.62365256	100,000	85,891
Total			$300,000	$274,695

Cost basis is equal to the cost of the crypto assets plus transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted crypto asset prices within the crypto assets principal market at the time of measurement.

As of December 31, 2024, the Company did not hold any crypto assets.

The following table represents a reconciliation of crypto assets held:

For the Three and Nine Months Ended September 30, 2025

Fair Value, December 31, 2024	$-
Additions	300,000
Unrealized loss	(25,305)
Fair Value, September 30, 2025	$274,695

NOTE 4 – License Agreements and Acquired Patent Applications

The following summarizes the Company’s research and development expenses for licenses and patent applications acquired during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
The George Washington University	$1,250	$2,522	$3,750	$12,370
North Carolina State University	937	1,562	2,812	4,687
University of Cincinnati	—	625	3,333	1,042
Patent applications acquired	—	—	1,250,500	—
	$2,187	$4,709	$1,260,395	$18,099

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

The George Washington University

During the three and nine months ended September 30, 2025, the Company recorded expenses of $1,250 and $3,750, respectively, related to license fees pursuant to the patent license agreement with The George Washington University (“GW”) dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”). During the three and nine months ended September 30, 2024, the Company recorded expenses of $2,522 and $12,370, respectively, for license fees, including an expense of $1,272 and $7,661 for the three and nine months ended September 30, 2024, respectively, related to warrants granted to GW pursuant to the GW Patent License Agreement and the Second GW Patent License Agreement.

North Carolina State University

During the three months ended September 30, 2025 and 2024, the Company recorded expenses of $937 and $1,562, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021. During the nine months ended September 30, 2025 and 2024, the Company recorded expenses of $2,812 and $4,687, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three months ended September 30, 2025 and 2024, the Company recognized expenses of $0 and $625, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020. During the nine months ended September 30, 2025 and 2024, the Company recognized expenses of $3,333 and $1,042, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

Patent Application Acquisition Agreement

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock with a fair value of $850,500 for an aggregate purchase price of $1,250,500. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on the closing price of the Company’s common stock. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The patent applications acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity). The acquired IPRD intangible asset will be used in research and development projects which have been determined to not have alternative future use at the acquisition date and was expensed immediately. Accordingly, during the three and nine months ended September 30, 2025, the Company recorded $0 and $1,250,500 in research and development expenses, respectively.

NOTE 5 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on September 30, 2025 and December 31, 2024:

	Fair value measured on September 30, 2025
	Total at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Crypto assets	$274,695	$274,695	$—	$—
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2024
	Total at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in joint ventures	$36,819	$—	$—	$36,819

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

Investment in joint ventures for the three months ended September 30, 2025 and 2024

	For the Three Months Ended September 30,
	2025	2024
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	—	—
Investment in joint ventures at fair value – end of period	$36,819	$36,819

Investment in joint ventures for the nine months ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,
	2025	2024
Investment in joint ventures at fair value – beginning of period	$36,819	$37,400
Change in fair value of investments in joint ventures	—	(581)
Investment in joint ventures at fair value – end of period	$36,819	$36,819

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

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of its Class B common stock in February 2024, and as of September 30, 2025 and December 31, 2024, valued its share price at $0.167 and $0.167 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024 and December 2023, respectively.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

The consolidated investment in Zylö was valued at $36,819 as of both September 30, 2025 and December 31, 2024.

NOTE 6 – Prepaid Expenses and Other Current Assets

As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Prepaid clinical trial expenses	$759,643	$476,235
Prepaid insurance	93,323	28,479
Prepaid stock-based professional fees	111,050	-
R&D credit receivable	11,707	46,769
Other prepaid expenses	97,918	54,465
	$1,073,641	$605,948

NOTE 7 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of September 30, 2025 and December 31, 2024, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of September 30, 2025 and December 31, 2024, no shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of September 30, 2025 and December 31, 2024, no shares of Series B Preferred Stock were issued and outstanding.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As an inducement to such exercise, the Company agreed to issue new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “April 2024 Inducement Warrants”) to the Holder. The April 2024 Inducement Warrants are exercisable immediately upon issuance and will expire on July 3, 2028. On April 1, 2024, the Holder exercised the January 2023 Existing Warrants, and the Company issued the Holder 3,750,000 April 2024 Inducement Warrants. Additionally, in connection with the exercise of the January 2023 Existing Warrants, the Company issued 125,000 placement agent warrants to the designees of the placement agent, Wainwright, which are immediately exercisable and expire on July 3, 2028 at an exercise price of $2.0969 per share.

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

On March 27, 2024, the Company calculated the total fair value of the consideration for the modification of the January 2023 Existing Warrants, which includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants amounted to $550,500, which is reflected as a deferred offering cost on the unaudited condensed consolidated balance sheet as of June 30, 2024. The deferred offering cost was netted against the net proceeds received on April 1, 2024.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4.2 million (net proceeds of approximately $3.7 million, after deducting placement agent fees and other offering expenses of $436,450). In connection with such exercise, during the nine months ended September 30, 2024, the Company issued 2,500,000 shares of common stock upon the exercise of the January 2023 Existing Warrants.

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

On June 4, 2025, pursuant to a six-month marketing service agreement, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant of the Company for investor relations services. The warrants expire on June 4, 2027. The grant date fair value of these warrants was $333,150, which was recorded as a prepaid expense and will be expensed as stock-based professional fees over the term of the marketing service agreement. The Company will have the option, but not obligation, to renew/extend this agreement for an additional six months by issuing an additional two-year warrant to purchase up to 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share. In connection with this warrant, during the three and nine months ended September 30, 2025, the Company recorded stock-based professional fees of $166,575 and $222,100, respectively, and as of September 30, 2025, the Company has reflected $111,050 of prepaid stock-based professional fees, which is included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet.

The fair value of warrant grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 4, 2025
Exercise price	$1.00
Term (years)	2.0
Expected stock price volatility	129.68%
Risk-free rate of interest	3.87%

A summary of warrant activity for the nine months ended September 30, 2025 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	5,203,243	$2.62	$—	3.52
Granted	300,000	$1.00	$—	—
Expired	(12,491)	$55.96	$—	—
Exercised	(3,750,000)	$1.50	$—	—
Outstanding as of September 30, 2025	1,740,752	$4.38	$51,000	2.63
Warrants exercisable as of September 30, 2025	1,740,752	$4.38	$51,000	2.63

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

The Company has determined that the warrants are equity classified instruments and should be accounted for as a component of stockholders’ equity.

Common Shares

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of 55,675 pre-funded warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

As of June 30, 2024, the Company issued 955,000 shares of its common stock that were held in abeyance in connection with the exercise of 2,500,000 warrants. See Warrants section above. On July 24, 2024, the Company issued 1,545,000 shares of its common stock that were held in abeyance in connection with the exercise of 2,500,000 warrants. See Warrants section above.

2025

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants for cash proceeds of $5,625,000. See Warrants section above.

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with the Seller, whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on quoted closing price of the Company’s common stock (see Note 4).

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,700,000 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein. During the three months ended March 31, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 927,968 shares of its common stock for net proceeds of $1,441,964. During the three months ended June 30, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 63,312 shares of its common stock for net proceeds of $66,101. During the three months ended September 30, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 1,404,339 shares of its common stock for net proceeds of $2,003,491.

On August 28, 2025, the Company issued 800,000 shares of common stock to the Company’s Chief Executive Officer as compensation under its equity incentive plan. The total grant-date fair value of the awards was $968,000, which was recognized as compensation expense in the consolidated statements of operations for the three and nine months ended September 30, 2025. In connection with the issuance, the Company withheld 310,744 shares with a total fair value of $376,000 to satisfy employees’ minimum statutory tax withholding obligations. As a result, the Company issued a net of 489,256 shares to the Chief Executive Officer. The shares withheld for taxes are accounted for as a repurchase of shares and do not reduce the amount of compensation expense recognized. The Company remitted the related cash obligation to taxing authorities during the period. The Company’s policy is to allow net-share settlement of equity awards for tax withholding purposes. Cash paid to tax authorities in connection with such share withholding arrangements is classified as a financing activity in the consolidated statement of cash flows, in accordance with ASC 718-20-45. The following table summarizes share activity related to stock compensation during the three and nine months ended September 30, 2025:

Activity	Number of Shares
Shares granted (gross)	800,000
Less: shares withheld for taxes	(310,744)
Net shares issued to employee	489,256

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The compensation committee of the board of directors increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. As of September 30, 2025, there were 738 shares of Company common stock available for grant under the 2018 Plan.

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

On August 27, 2025, the Company’s compensation committee granted 800,000 shares of restricted stock with a cost basis of $1.21 per share, to the Company’s Chief Executive Officer.

As of September 30, 2025, there were 1,201,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the nine months ended September 30, 2025 and 2024 is as follows:

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	—	$—	1,693	$3.16
Shares granted	800,000	$1.21	—	$—
Vested	(800,000)	$1.21	—	$—
Nonvested at end of period	—	$—	1,693	$3.16

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

During the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation of $968,000 and $672, respectively, in connection with restricted stock awards. During the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation of $968,000 and $2,003, respectively, in connection with restricted stock awards.

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

On August 19, 2024, pursuant to and subject to the available number of shares reserved under the 2022 Plan, the Company issued options to the Company’s employees and directors to purchase up to an aggregate of 473,000 shares of the Company’s common stock at an exercise price of $0.7548 per share. The options vested immediately in full upon grant and expire on August 19, 2034. The aggregate grant date fair value of these options was $281,388, which was recorded as stock-based compensation during the three and nine months ended September 30, 2024.

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

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Exercise price	$1.55	$0.7548 to $1.36
Term (years)	5.0	5.0
Expected stock price volatility	118.32%	106.65% to 120.00%
Risk-free rate of interest	4.59%	4.02%

A summary of option activity under the Company’s equity incentive plans for the nine months ended September 30, 2025 is presented below.

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	1,090,362	$4.78	$—	9.1
Employee options issued	170,000	1.55	—	—
Outstanding as of September 30, 2025	1,260,362	$4.34	$538,140	8.4
Options vested and exercisable as of September 30, 2025	1,260,362	$4.34	$538,140	8.4

A summary of stock options outstanding at September 30, 2025 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	1,183,000	8.5	$1.24
$14.75 to $76.25	62,562	5.9	$32.95
Above $76.25	14,800	4.2	$131.50
Options outstanding and exercisable as of September 30, 2025	1,260,362	8.4	$4.34

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock option awards	$—	$281,388	$219,929	$794,073
Employee restricted stock award	968,000	—	968,000	—
Non-employee restricted stock awards	—	672	—	2,002
Non-employee stock warrant awards	166,575	1,272	222,100	7,661
	$1,134,575	$283,332	$1,410,029	$803,736

For the three and nine months ended September 30, 2025 and 2024, the amount of stock-based compensation expense included within research and development, professional fees and general and administrative expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$—	$1,272	$—	$7,661
Professional fees	166,575	—	222,100	—
General and administrative	968,000	282,060	1,187,929	796,075
	$1,134,575	$283,332	$1,410,029	$803,736

NOTE 8 – Commitments and Contingencies

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$7,136	$11,175	$21,675	$28,210
Short-term lease expense	7,620	3,990	18,995	11,680
Total lease cost	$14,756	$15,165	$40,670	$39,890

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

ROU asset for operating leases was recorded in the condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Office lease ROU asset	$31,075	$31,075
Less: accumulated amortization	(19,611)	—
Total ROU asset, net	$11,464	$31,075

Operating lease liability for operating leases was recorded in the condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024
Current portion of operating lease liability	$13,599	$28,366
Long-term portion of operating lease liability	—	2,709
Total operating lease liability	$13,599	$31,075

Supplemental cash flow information related to the Company’s leases for the nine months ended September 30, 2025 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,124

The weighted-average remaining lease term for the operating lease is 0.42 years and the weighted-average incremental borrowing rate is 10% as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, future annual minimum lease payments required under operating leases are as follows:

2025 (remainder of year)	$8,196
2026	5,750
Total minimum lease payments	13,946
Less: effects of discounting	(347)
Present value of future minimum lease payments	$13,599

Employment Agreement

On August 21, 2025, the board of directors of the Company approved the entry into an employment agreement (the “Employment Agreement”) with Robb Knie and on August 22, 2025 (the “Effective Date”) the Company entered into the Employment Agreement with Robb Knie pursuant to which Mr. Knie shall continue to serve as Chief Executive Officer and President of the Company. Unless terminated earlier pursuant to its terms, the Employment Agreement shall commence on the Effective Date and shall continue until the third anniversary of the Effective Date and thereafter shall automatically renew for successive one year terms unless either party provides written notice of non-renewal to the other party at least six months prior to the last day of the then-current term.

Pursuant to the Employment Agreement, Mr. Knie shall (i) receive an annual base salary of $550,000, (ii) be eligible to receive an annual bonus of up to $550,000 based upon the achievement of Company and individual performance targets established by the Company’s compensation committee, (iii) be eligible to receive equity incentive and (iv) be entitled to participate in any benefit plans offered by the Company (the “Benefit Plans”). Furthermore, the Company will cover Mr. Knie under directors’ and officers’ liability insurance during his employment and for a period of six years following the termination of his employment. In addition, if during the term of the Employment Agreement (and so long as Mr. Knie is employed by the Company on the closing date of the Transaction (as defined below)), the Company enters into a Transaction, Mr. Knie will be eligible to receive a one-time bonus (the “Transaction Bonus”), based on the Equity Value (as defined in the Employment Agreement) of the Company measured as of the closing date of such Transaction as set forth in the Employment Agreement; provided that if multiple Transactions occur during the term of the Employment Agreement which would qualify as the Transaction, the Transaction Bonus will only be payable with respect to the first Transaction. The Transaction Bonus shall be payable to Mr. Knie in the same form of consideration received by the Company’s stockholders or in cash at the rate of 1.5% of license fees received from an out license agreement.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Mr. Knie’s employment may be terminated (i) upon his death, (ii) by the Company (A) in the event of his Disability (as defined in the Employment Agreement), (B) for Cause (as defined in the Employment Agreement) or (C) without Cause on 30 days’ prior written notice or (iii) by Mr. Knie for (A) Good Reason (as defined in the Employment Agreement) or (B) on 30 days’ prior written notice to the Company. If Mr. Knie’s employment is terminated by (i) the Company without Cause or the Company’s decision not to renew the Employment Agreement or (ii) by Mr. Knie for Good Reason or his voluntary termination, Mr. Knie shall receive (A) his accrued but unpaid base salary and reimbursement of expenses through the date of termination (“Accrued Salary”), (B) a cash payment equal to the sum of 24 months (or 36 months if such termination occurs within 12 months of a Change in Control (as defined in the Employment Agreement)) of his base salary, (C) his annual bonus as in effect as of the last day of employment, (D) 24 months (or 36 months if such termination occurs within 12 months of a Change in Control) of COBRA coverage, (E) any annual bonus earned with respect to a fiscal year ending prior to the date of termination but unpaid as of such date (“Earned Bonus”), (F) any annual bonus accrued for the year in which Mr. Knie’s employment ends as determined by the Company’s board (“Accrued Bonus” and together with the Earned Bonus, the “Termination Bonus”) and (G) all other accrued or vested amounts or benefits due to Mr. Knie in accordance with the Employment Agreement, the Company’s benefit plans, programs or policies (other than severance) (the “Accrued Benefits”). In addition, Mr. Knie’s awards shall be treated as set forth in the respective award agreements. Furthermore, if Mr. Knie complies with the restrictive covenants set forth in the Employment Agreement, the outstanding and unvested portion of any time-vesting equity award granted to Mr. Knie shall automatically accelerate and vest in full upon his termination. If Mr. Knie’s employment is terminated for death or Disability, Mr. Knie shall receive the Accrued Salary, the Termination Bonus and the Accrued Benefits and any then outstanding and unvested portion of any time-vesting equity award granted to Mr. Knie shall accelerate and vest in full. In the event Mr. Knie’s employment is terminated due to non-renewal by Mr. Knie or by him without Good Reason, Mr. Knie shall receive the Accrued Salary, the Earned Bonus and the Accrued Benefits and his awards shall be treated as set forth in the respective award agreements. If Mr. Knie’s employment is terminated by the Company for Cause, Mr. Knie shall receive his Accrued Salary and Accrued Benefits and his awards shall be treated as set forth in the respective award agreements. The foregoing payments other than the Accrued Salary, Earned Bonus and Accrued Benefits shall be payable if Mr. Knie executes a general release in favor of the Company as set forth in the Employment Agreement.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, except for as noted below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

From October 1, 2025 to November 11, 2025, the Company issued an aggregate of 386,690 shares of its common stock for net proceeds of $607,309 pursuant to the ATM Agreement.

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

Recent Developments

In June 2025, we entered into a non-binding letter of intent with Silo Pharma, Inc. to pursue a strategic joint venture focused on developing and commercializing a treatment for obesity and metabolic disease utilizing technology licensed to us from the U.S. Department of Veterans Affairs (“VA”). Both parties have mutually agreed to not proceed with the joint venture. In July 2025, we entered into a Cooperative Research and Development Agreement with the VA and recently initiated a VA-backed study aimed at assessing the technology underlying this license, glial cell line–derived neurotrophic factor (“GDNF”), as a potential new therapy for obesity and fatty liver disease (hepatic steatosis). The studies are underway and we expect results in early 2026.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended September 30, 2025 and 2024

Operating Costs and Expenses

Research and Development Expenses

For the three months ended September 30, 2025, research and development expenses were approximately $1.6 million. Specifically, during the three months ended September 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1.48 million related to manufacturing and clinical activities; and (ii) HT-KIT, approximately $125,000 related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $31,200 payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the three months ended September 30, 2025, general and administrative expenses amounted to approximately $2.5 million as compared to approximately $1.2 million for the three months ended September 30, 2024, an increase of approximately $1.2 million, or 98.2%. For the three months ended September 30, 2025 and 2024, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Three Months Ended September 30,
	2025	2024
Compensation and related expenses	$1,376,000	$621,000
Professional and consulting expenses	894,000	452,000
Rent expense	15,000	15,000
Other general and administrative expenses	162,000	147,000
Total	$2,447,000	$1,235,000

During the three months ended September 30, 2025, the increase in general and administrative expenses of approximately $1.2 million was primarily attributed to an increase in compensation and related expenses of $755,000, primarily attributable to the issuance of 800,000 shares of common stock to our Chief Executive Officer valued at $968,000, which was offset by a decrease in stock-based compensation of approximately $281,000 in connection with the issuance of stock options during the three months ended September 30, 2024 as compared to $0 for the three months ended September 30, 2025. Additionally, during the three months ended September 30, 2025, professional and consulting expenses increased by approximately $442,000 which was primarily attributable to an increase in legal and consulting fees of approximately $208,000, an increase in accounting fees of approximately $61,000, an increase in stock-based professional fees of $167,000 and an increase in directors fees of $6,000.

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

Other Income (Expense), net

For the three months ended September 30, 2025, other expense, net was approximately $25,000, which resulted from the recording of an unrealized loss of crypto assets of $25,000.

For the three months ended September 30, 2024, other income, net was approximately, which $200 resulted from $200 of interest income.

Net Loss

For the three months ended September 30, 2025 and 2024, we incurred a net loss of approximately $4.11 million, or $0.30 per common share (basic and diluted), and $2.2 million, or $0.32 per common share (basic and diluted), respectively.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Operating Costs and Expenses

Research and Development Expenses

For the nine months ended September 30, 2025, research and development expenses were approximately $4.6 million. Specifically, during the nine months ended September 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $2,585,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $674,000 related to manufacturing and preclinical activities; and (iii) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $100,000 payable to members of our scientific advisory board for services and recorded approximately $1,260,000 of in-process research and development expenses in connection with the acquisition of patent applications.

For the nine months ended September 30, 2024, research and development expenses were approximately $2.21 million, of which approximately $18,100 was related to licenses acquired and approximately $2.2 million was related to other research and development expenses. Specifically, during the nine months ended September 30, 2024, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1,508,000 related to manufacturing, preclinical and clinical activities; (ii) HT-ALZ, approximately $112,800 related to preclinical studies; (iii) HT-KIT, approximately $363,300 related to manufacturing and preclinical activities; and (iv) HT-004, approximately $96,100 in sponsored research activities. In addition to the foregoing, we also incurred fees of approximately $111,800 payable to members of our scientific advisory board for services.

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

General and Administrative Expenses

For the nine months ended September 30, 2025 and 2024, general and administrative expenses amounted to approximately $5.1 million and $3.9 million, respectively. For the nine months ended September 30, 2025 and 2024, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Nine Months Ended September 30,
	2025	2024
Compensation and related expenses	$2,384,000	$1,838,000
Professional and consulting expenses	2,146,000	1,410,000
Rent expense	41,000	40,000
Other general and administrative expenses	554,000	615,000
Total	$5,125,000	$3,903,000

During the nine months ended September 30, 2025, the increase in general and administrative expenses of approximately $1,222,000 was primarily attributed to an increase in compensation and related expenses of $546,000, primarily attributable to the issuance of 800,000 shares of common stock to our chief executive officer valued at $968,000 and an increase in other compensation and related expenses of $152,000, which were offset by a decrease in stock-based compensation of approximately $574,000 in connection with the issuance of stock options during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2025, professional and consulting expenses increased by approximately $735,000 which was primarily attributable to an increase in legal and consulting fees of approximately $498,000, an increase in stock-based professional fees of $222,000 and an increase in directors’ fees of approximately $15,000. These increases were offset by a decrease in other general and administrative expenses of approximately $61,000.

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

Other Income (Expense), net

For the nine months ended September 30, 2025, other expense, net was approximately $25,000, which resulted from the recording of an unrealized loss of crypto assets of $25,000.

For the nine months ended September 30, 2024, other income, net was approximately $27,000, which primarily resulted from approximately $27,300 of interest income, offset by a change in fair value of investment in joint venture of approximately $581.

Net Loss

For the nine months ended September 30, 2025 and 2024, we incurred a net loss of approximately $9.8 million, or $0.74 per common share (basic and diluted), and $6.1 million, or $1.00 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of September 30, 2025, we had approximately $7.8 million in cash and cash equivalents, working capital of approximately $7.9 million and an accumulated deficit of approximately $70.2 million. Net cash used in operating activities was approximately $7.65 million and $4.95 million for the nine months ended September 30, 2025 and 2024, respectively. We incurred net losses of approximately $9.8 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our unaudited condensed consolidated financial statements are available to be issued.

During the nine months ended September 30, 2025, we issued 3,750,000 shares of our common stock upon the exercise of the 3,750,000 warrants issued in April 2024 for gross proceeds of approximately $5.6 million.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,700,000 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein. During the nine months ended September 30, 2025 we issued an aggregate of 2,395,619 shares of our common stock for net proceeds of approximately $3.5 million pursuant to the ATM Agreement. From October 1, 2025 to November 11, 2025, the Company issued an aggregate of 386,690 shares of its common stock for net proceeds of $607,309 pursuant to the ATM Agreement.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $35 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $7.65 million, which primarily resulted from a net loss of approximately $9.78 million, an increase in prepaid expenses and other current assets of approximately $357,000 and an increase in accounts payable and accrued expenses of approximately $196,000, offset by approximately $850,000 of non-cash research and development-acquired patent, $1.4 million in stock-based compensation and professional fees, and unrealized loss on crypto assets of $25,000.

For the nine months ended September 30, 2024, net cash used in operations was approximately $5.0 million, which primarily resulted from a net loss of approximately $6.1 million, adjusted for the add back of stock-based compensation of approximately $804,000, a decrease in prepaid expenses and other current assets of approximately $200,000, and an increase in accounts payable and accrued expenses of $100,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, the Company purchased $300,000 in crypto assets. The Company did not have any cash flows from investing activities for the nine months ended September 30, 2024.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $8.76 million, which primarily resulted from net proceeds from the issuance of common stock of approximately $3.5 million and proceeds from the exercise of warrants of approximately $5.6 million, offset by the payment of taxes related to the net share settlement of an equity award of $376,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our  principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, as a result of the material weaknesses in our internal control identified below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Identified Material Weakness

In connection with the audit of our financial statements as of December 31, 2024, for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we have identified related to the proper classification of prepaid expenses and other current assets and research and development expenses, which impacted our previously issued consolidated financial statements as of and for the year ended December 31, 2023, and our previously issued unaudited condensed consolidated financial statements as of March 31, 2024 and 2023, June 30, 2024 and 2023 and September 30, 2024 and 2023, and for the three months ended March 31, 2024 and 2023, three and nine months ended June 30, 2024 and 2023, and three and nine months ended September 30, 2024 and 2023.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are taking actions to remediate the material weakness described above, which may result in changes in our internal control over financial reporting in periods subsequent to September 30, 2025.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025 (“Annual Report”), as subsequently updated, amended or superseded by our other filings made with the SEC. Except as set forth herein, there have been no material changes in our risk factors from those previously disclosed in our Annual Report and other filings made with the SEC. You should carefully consider the risks in our filings with the SEC as supplemented by the risk factors set forth herein which could materially affect our business, financial condition or future results. The risks in our SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Related to Our Digital Assets Strategy

The availability of spot ETPs for digital assets may adversely affect the market price of our common stock.

Until recently investors in the United States had limited means to gain direct exposure to digital assets through traditional investment channels, and instead generally were only able to hold digital assets through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold digital assets directly, as well as the potential reluctance of financial planners and advisers to recommend direct digital assets holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to digital assets through investment vehicles that hold digital assets and issue shares representing fractional undivided interests in their underlying digital assets holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to digital assets.

On January 10, 2024, the SEC approved the listing and trading of spot Bitcoin ETPs, the shares of which can be sold in public offerings and are traded on U.S. national securities exchanges. The approved ETPs commenced trading directly to the public on January 11, 2024, with a trading volume of $4.6 billion on the first trading day. Additionally, on May 23, 2024, the SEC approved rule changes permitting the listing and trading of spot ETPs that invest in ether, the main crypto asset supporting the Ethereum blockchain. The approved spot ETPs commenced trading directly to the public on July 23, 2024. The listing and trading of spot ETPs for ether offers investors another alternative to gain exposure to digital assets, which could result in a decline in the trading price of Bitcoin as well as a decline in the value of our common stock relative to the value of our Bitcoin.

Although we are an operating company, and we believe we offer a different value proposition than a Bitcoin investment vehicle such as a spot Bitcoin ETP, investors may nevertheless view our commons as an alternative to an investment in an ETP, and choose to purchase shares of a spot Bitcoin ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot Bitcoin ETPs, we (i) do not seek for our shares of common stock to track the value of the underlying Bitcoin we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Exchange Act, including Regulation M, and other securities laws, which enable ETPs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a corporation rather than a statutory trust, and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives, and (iv) are not required to provide daily transparency as to our Bitcoin holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold, or sell complex products and non-traditional ETPs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs, and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures ETFs, leveraged Bitcoin futures ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions.

As a result of the foregoing factors, availability of spot ETPs for Bitcoin and other digital assets could have a material adverse effect on the market price of our common stock.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of Bitcoin, Ethereum and Solana and adversely affect our future results of operations.

The emergence or growth of digital assets such as Dogecoin may have a material adverse effect on our future results of operations. As of December 31, 2024, Bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. Since January 2025, the new U.S. Presidential Administration has signaled that it is receptive to cryptocurrency as a medium of exchange. This change has fueled the growth of other cryptocurrencies. As money is directed to these alternative cryptocurrencies, it may lessen demand for certain digital assets such as Bitcoin, Ethereum and Solana which may reduce their respective trading price. In turn, this may adversely affect our future results of operations.

If Coinbase experiences a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

All of the digital assets we own are held at Coinbase. Security breaches and cyberattacks are of particular concern with respect to our digital assets. Digital assets and the entities that provide services to participants in the digital assets ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with Coinbase;

●	improper disclosure of data and violations of applicable data privacy and other laws;

●	harm to our reputation and brand; and/or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader digital assets blockchain ecosystem or in the use of the digital assets network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to digital assets, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future hacking of third-party like Coinbase, could materially and adversely affect our business.

Digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of digital assets or the ability of individuals or institutions such as us to own or transfer digital assets.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of our digital assets, as well as our ability to hold or transact in digital assets, and in turn adversely affect the market price of our common stock.

The growth, use and acceptance of digital assets may also impact the price of digital assets and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of digital assets may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to digital assets, institutional demand for digital assets as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for digital assets as a store of value or means of payment, and the availability and popularity of alternatives to Bitcoin, Ethereum and Solana. Even if growth in digital assets adoption occurs in the near or medium-term, there is no assurance that digital asset usage will continue to grow over the long-term.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+	Amendment No. 2 to Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 5, 2025)
10.2+	Employment Agreement by and between the Company and Robb Knie dated August 22, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: November 12, 2025	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)

