Form 10-K
period 2025-12-31
Hoth Therapeutics, Inc.
filed 2026-03-27
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-38803

HOTH THERAPEUTICS, INC.

(Exact name of registrant as specified in charter)

Nevada	82-1553794
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

720 Monroe Street, Suite E514, Hoboken, NJ	07030
(Address of principal executive offices)	(Zip code)

(866) 239-7459

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HOTH	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was approximately $15.4 million based upon the closing price of the registrant’s common stock of $1.17 on The Nasdaq Capital Market as of June 30, 2025.

As of March 26, 2026, there were 16,257,652 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference: None.

 HOTH THERAPEUTICS, INC.

Form 10-K

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	the impact of any public health crisis on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	intellectual property risks;

●	risks associated with our reliance on third-party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and tariffs and other trade barriers; and

●	our cash needs and financing plans.

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

Risks Related to our Financial Position, Financial Reporting Matters and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	We are dependent upon the clinical success of our licensed products and technologies. If we are unable to generate revenues from our licensed products and technologies, our ability to create shareholder value may be limited.

●	The marketing approval process is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Additional delays to the completion of clinical studies may result from modifications being made to the protocol during the clinical trial.

●	We rely on and intend to rely on third parties to conduct our clinical trials, to assist us with pre-clinical development and for manufacturing and marketing of our proposed product candidates. If we are not able to secure favorable arrangements with such third parties, or such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products and our business and financial condition could be harmed.

●	We rely on and intend to rely on third parties to manufacture our clinical product supplies, and to produce and process our product candidates, if approved. Our commercialization of any of our product candidates could be stopped, delayed, or made less profitable if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of drug products, devices, or device components, or fail to do so at acceptable quality levels or prices.

●	Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

●	Our revenue stream will depend upon third-party reimbursement.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risks Related to our Intellectual Property Rights

●	Our business depends upon us securing and protecting critical intellectual property. Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

●	We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

Risks Related to our Company

●	We have expanded and may continue to expand our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	Significant disruptions of information technology systems or breaches of data security could adversely affect our business

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

Risks Related to our Common Stock

●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market (“Nasdaq”) or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

●	Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

Primary Development:

HT-001

On February 1, 2020, we entered into a patent license agreement with The George Washington University (“GW”) pursuant to which GW granted us a license to certain patent rights with respect to HT-001 which we intend to seek approval for use for treating dermatological side effects from epidermal growth factor receptor (“EGFR”) inhibitors, and potentially other drugs used for the treatment of cancer. HT-001 is a topical formulation under development for the treatment of patients with rash and skin disorders associated with initial and repeat courses of tyrosine kinase EGFR inhibitor therapy. EGFR inhibitors are used for the treatment of cancers with EGFR up-regulation (such as non-small cell lung cancer, pancreatic cancer, breast cancer and colon cancer); however, EGFR inhibitors are often associated with dose-limiting skin toxicities that can result in the interruption or reduction of treatment. HT-001 is targeted to treat EGFR-induced skin disorders to allow patients to achieve the best potential outcomes of EGFR therapy. In November 2022, we submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) with respect to HT-001 as a concomitant therapy with EGFR inhibitors, for a Phase 2a clinical trial in humans and we received FDA approval to proceed with our clinical study on December 28, 2022. In September 2025, we submitted a clinical trial application to the European Medicines Agency (“EMA”) to expand the Phase 2a clinical trial to Europe, and in January 2026, we received EMA approval to proceed with our clinical study in Spain, Poland and Hungary. HT-001 has achieved positive interim preliminary clinical results from its open label cohort, and we are actively enrolling in both the open label and double-blind randomized cohorts.

In January 2025, we acquired three provisional patent applications for additional indications that could be treated using the HT-001 formulation and in January 2026 we executed proposals for proof-of-concept studies for the three new indications.

HT-KIT

We have obtained from North Carolina State University (“NC State”) an exclusive, worldwide, royalty bearing license to certain intellectual property with respect to cancer and anaphylaxis; this is being developed as HT-KIT. The HT-KIT drug is designed to more specifically target the receptor tyrosine kinase KIT in mast cells, which is required for the proliferation, survival and differentiation of bone marrow-derived hematopoietic stem cells. Mutations in the KIT pathway have been associated with several human cancers, such as gastrointestinal stromal tumors and mast cell-derived cancers (mast cell leukemia and mast cell sarcoma). Based on the initial proof-of-concept success, we intend to initially target mast cell neoplasms for development of HT-KIT, which is a rare, aggressive cancer with poor prognosis.

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

In December 2021, we submitted an Orphan Drug Designation (“ODD”) request to the FDA for HT-KIT for the treatment of mastocytosis, and on March 10, 2022, we received such ODD. In September 2023, we submitted a pre-IND meeting request to the FDA with respect to HT-KIT as for the treatment of adult patients with advanced systemic mastocytosis, systemic mastocytosis with an associated hematological neoplasm and mast cell leukemia. In preparation for such pre-IND meeting, we prepared and submitted to the FDA our IND-opening clinical trial plan which includes two phase 1 trials conducted in patients. Based on the FDA’s feedback, we intend to advance our IND-enabling activities for HT-KIT as planned. We are currently conducting the analytical and animal toxicology studies required for our IND submission.

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

In December 2020, we received approval from the Belberry Human Research Ethics Committee in Australia to conduct our Phase 1b clinical trial of BioLexa. Phase 1b of the trial was initiated in 2021 and final dosing of patients concluded in September 2022. At this time, we do not anticipate conducting any further trials in Australia.

Preclinical Development

HT-004

On November 20, 2019, we entered into a license agreement with NC State pursuant to which NC State granted us an exclusive license to HT-004 for treating allergic diseases. HT-004 is a potential disease-modifying agent that uses exon-skipping oligonucleotide-targeted methods to reduce mast cell responses to immunoglobulin E (IgE)-directed antigens, which is one of the key mechanisms in the pathophysiology of asthma, atopic dermatitis and other allergic diseases. HT-004 is currently under investigation for the treatment of asthma and allergies using inhalational administration.

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

HT-VA

On December 9, 2024, we entered into a license agreement with the Department of Veterans Affairs (the “VA”) pursuant to which the VA granted us an exclusive license to HT-VA for treating obesity and obesity conditions. HT-VA is a glial cell line derived neurotrophic factor (“GDNF”) being developed for the treatment of obesity and obesity-related diseases and conditions. HT-VA is being formulated to treat or prevent obesity, metabolic syndrome, or insulin resistance by administering an effective amount of a pharmaceutical composition comprising of one or more GDNF receptor agonists.

On July 25, 2025, we entered into a Cooperative Research and Development Agreement with the VA to conduct preclinical proof of principle in targeting the efficacy of parental administration of GDNF at inducing weight loss and reduction of hepatic steatosis. The studies were completed with positive initial results in January 2026.

Product Development Pipeline

The following table summarizes our product development pipeline.

Competition

The biopharmaceutical industry utilizes rapidly advancing technologies and is characterized by intense competition. There is also a strong emphasis on intellectual property and proprietary products. In our segment of the biopharmaceutical industry, competition from different sources including major biopharmaceutical companies, academic institutions, government agencies, and public and private research institutions will continue. Many of our competitors have significantly greater financial resources and expertise in in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing and selling approved products than we do and may have progressed further toward approval and marketing. They also have greater name recognition and better access to customers than us. In addition, smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

In addition to any granted patents, our products may be eligible for market exclusivity to run concurrently with the term of the patent for up to three and a half years in the U.S. pursuant to the Hatch-Waxman Act and pediatric exclusivity guideline and up to ten years of market exclusivity in the E.U. which includes eight years of data exclusivity and two years of market exclusivity from the date we file an NDA or the European equivalent referred to as Marketing Authorization Application.

We currently have licenses to five U.S. patents and two pending U.S. patent applications, and we have licenses to four patents issued in Europe, Japan and Australia and eight pending patent applications in foreign jurisdictions including Europe, Brazil, China, Japan, Canada and Hong Kong. We also hold one U.S. patent, four pending U.S. patent applications (including three U.S. provisional patent applications), one European patent application, one Hong Kong patent application and three pending PCT patent applications.

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

In February 2026, via an editorial published the New England Journal of Medicine, the FDA Commissioner and the director of the FDA’s Center for Biologics Evaluation and Research announced a policy shift whereby, going forward, the FDA’s default position will be a “a one-trial requirement,” meaning that one adequate and well-controlled study, combined with confirmatory evidence, will serve as the basis of marketing authorization of novel product candidates. See also FDA Guidance, Considerations for the use of the Plausible Mechanism Framework to Develop Individualized Therapies that Target Specific Genetic Conditions with Known Biological Cause (Feb. 2026), which describes this new policy shift in greater detail, as it relates specifically to individualized therapies that target specific genetic conditions. Confirmatory evidence can include mechanistic science, data from a related indication, animal models, information from other drugs of the same class, real-world evidence, or a second adequate and well-controlled study. The announcement represents a major shift from the FDA’s historical default requirement of two pivotal clinical trials. However, as indicated by FDA representatives during informal interviews and other media appearances, if the FDA shifts to only requiring a single trial, it may heighten the standard for these trials in terms of quality. For example, the FDA indicated it will carefully examine all aspects of study design with particular focus on controls, end points, effect size, and statistical protocols. The FDA may still require additional adequate and well-controlled studies if a product candidate has a nebulous, pluripotent, or nonspecific mechanism of action; if it affects a labile, short-term, or surrogate outcome; or if a trial has some underlying limitation or deficiency. The New England Journal of Medicine editorial also referenced a new post-market initiative being rolled out synchronously to collect robust data on all drugs and devices; however, the FDA has not yet published guidance specific to this new data program. The FDA has also not published formal guidance regarding the new one-trial default option or post-market surveillance initiative generally, beyond the narrow application to individualized therapies that target specific genetic conditions, as outlined in FDA Guidance, Considerations for the use of the Plausible Mechanism Framework to Develop Individualized Therapies that Target Specific Genetic Conditions with Known Biological Cause (Feb. 2026).

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials if Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an Institutional Review Board (“IRB”), which oversees the conduct of clinical trials, can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the study. The clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review Process

The results of product development, pre-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, or BLA for a biological product, requesting approval to market the product. In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness, or safety, purity, and potency of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective, or safe, pure, and potent. The sponsor may request or the FDA may grant a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation.

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

A 505(b)(2) application may be submitted for a new chemical entity (“NCE”) (i.e., an “active moiety” not previously approved by FDA in any other application) when some part of the data necessary for approval is derived from studies not conducted by or for the applicant and when the applicant has not obtained a right of reference.

Section 505(b)(2) applications also may be entitled to marketing exclusivity if supported by appropriate data and information. Three-year new data exclusivity (also known as “New Clinical Investigation” or “NCI” exclusivity) may be granted to the 505(b)(2) application, or a supplemental NDA, if one or more clinical investigations conducted in support of the application, other than bioavailability/bioequivalence studies, are “essential to” the approval and conducted or sponsored by the applicant. As described in recent FDA Guidance, FAQ on NCI Exclusivity (Feb. 2026), “essential to” means, with regard to an investigation, that there are no other data available that could support approval of the 505(b)(2) application or supplemental NDA, as applicable, which could include changes such as a new indication, dosage form, strength, dosing regimen, route of administration, Rx v. OTC status, significantly altered intended patient population, etc. Because NCI exclusivity applies to the active ingredient, rather than the product, the drug used in the “new” clinical investigation does not have to be the same as that approved for the application. For example, if a clinical investigation used a granule formulation of a drug, but the new application is seeking approval for a tablet dosage form of that drug, which could be crushed and administered similarly to the granule formulation, the clinical investigation nevertheless may qualify the tablet for NCI exclusivity, provided the statutory and regulatory criteria are met. NCI exclusivity, if granted, begins on the date of approval of the new NDA or supplemental NDA and prevents the FDA from approving (but not necessarily accepting for filing) an Abbreviated NDA (i.e., approval mechanism for generic versions of the product) or a 505(b)(2) application that references the protected clinical data for the specific change (e.g., new indication, dosage form, strength, dosing regimen, route of administration, Rx v. OTC status, significantly altered intended patient population, etc.), unless the protected information can be “carved out” of the labeling.

Concurrently, five years of marketing exclusivity (also known as “NCE” exclusivity) may be granted to a drug approved under a 505(b)(1) or 505(b)(2) application that contains an active moiety not previously approved by the FDA in any other application (i.e., an NCE). Here, “active moiety” means the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt (including a salt with hydrogen or coordination bonds), or other noncovalent derivative (such as a complex, chelate, or clathrate) of the molecule, responsible for the physiological or pharmacological action of the drug substance. The exclusivity period lasts five years from the date of NDA approval and generally bars the FDA from accepting (and, for four years, even filing) an Abbreviated NDA or a 505(b)(2) application that references the innovator drug/active ingredient, except that a patent challenge may be submitted after four years. NCE exclusivity attaches to the active ingredient (active moiety) itself—not to a particular indication—meaning it provides exclusivity for the drug across all approved uses, rather than on an indication-by-indication basis, but it also means that a drug with a single active ingredient cannot be granted multiple periods of NCE exclusivity for multiple indications.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to an existing period of regulatory exclusivity or available patent term if a sponsor conducts clinical trials in children in response to a “written request” from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials, and the FDA’s grant of pediatric exclusivity does not require the FDA to approve labeling containing information on pediatric use based on the studies conducted.

See the section titled, “Orphan Drug Designation,” below, for a discussion on another type of marketing exclusivity – Orphan Drug Exclusivity.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, CMS, an agency within the DHHS, determines whether and to what extent a new medicine will be covered and reimbursed under Medicare. The Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. We do not know whether our product candidates, if approved, will be eligible for coverage under Medicare Part D, but individual Medicare Part D plans offer coverage subject to various factors such as those described above. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies. Factors payors frequently consider in determining reimbursement are whether the product is: (a) a covered benefit under its health plan; (b) safe, effective, and medically necessary; (c) appropriate for the specific patient; (d) cost-effective; and (e) neither experimental nor investigational. These policies, including government-funded health care as a whole, face uncertainty under the Trump Administration.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which as codified by the Consolidated Appropriations Act of 2026, means that the FDA may not approve any other applications, including a full NDA or BLA, to market the same drug for the “same approved use or indication within such rare disease or condition” for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee.

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

In 2025, Congress passed the “One Big Beautiful Bill Act” (“OBBBA”) (also known as the “2025 Budget Reconciliation Act”), which decreased orphan drug risk under the Inflation Reduction Act (“IRA”). As originally enacted, the IRA excluded from the Drug Price Negotiation Program orphan drugs that treat a single rare disease, but, if a drug held an orphan designation for more than one rare disease or condition, it would not be excluded from the Drug Price Negotiation Program, which disincentivized companies to test whether existing treatments for rare diseases also benefit other rare diseases. However, under OBBBA, Congress expanded the Drug Price Negotiation Program orphan drug exclusion to apply to orphan drugs with one or more orphan designations. This means that orphan drugs that treat multiple rare conditions will now receive a complete exemption from price negotiations, as long as the drug has not been approved for any non-orphan uses.

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

Employees

As of March 26, 2025, we employed a total of 2 full-time employees, 3 employee consultants, and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information and History

We were incorporated as a Nevada corporation on May 16, 2017. On June 5, 2019, we formed our wholly owned subsidiary, Hoth Therapeutics Australia Pty Ltd, under the laws of the State of Victoria in Australia and, on October 4, 2023, we formed our wholly owned subsidiary, merveille.ai, under the laws of the State of Nevada. Our principal executive offices are located at 720 Monroe Street, Suite E514, Hoboken, NJ 07030 and our telephone number is (866) 239-7459.

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

Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net losses for the years ended December 31, 2025 and 2024 were $12.5 million and $8.2 million, respectively, and our accumulated deficit as of December 31, 2025 and 2024 was $72.9 million and $60.4 million, respectively. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

The capital markets have been unpredictable for unprofitable companies such as ours. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm included in its opinion for the year ended December 31, 2025 an explanatory paragraph referring to our recurring losses and negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements. Our financial statements as of December 31, 2025 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board for such trial or by the FDA, Therapeutics Goods Administration (“TGA”), EMA, or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, TGA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

If one or more of our product candidates receives marketing approval, the commercial success of such product may depend in part on our ability to obtain and maintain periods of regulatory exclusivity under the FDCA. However, there can be no assurance that our product candidates will qualify for or retain any such exclusivity.

We have orphan drug designation from the FDA for HT-KIT for the treatment of mastocytosis and we may seek orphan drug designation for other product candidates. As discussed above, regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may designate a drug candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or if the disease or condition affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a drug product available in the United States for the type of disease or condition will be recovered from sales of the product. ODD entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers; however, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, as codified by the Consolidated Appropriations Act of 2026. This means that the FDA may not approve any other applications to market the same drug or biological product for the same “same approved use or indication within such rare disease or condition” for seven years, except in certain circumstances, including proving clinical superiority (i.e., another product is safer, more effective or makes a major contribution to patient care) to the product with orphan exclusivity.

We may not obtain any future orphan drug designations that we apply for. Orphan drug designations do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any orphan drug designations that we receive. For instance, orphan drug designations may be revoked if the FDA determines that our request for orphan drug designation was materially defective, if the FDA determines that the product candidate was not eligible for designation at the time of the submission of the request, or if we are unable to assure sufficient quantities of the commercial product for which the designation was granted to meet the needs of patients.

Moreover, even if we are able to receive and maintain orphan drug designations, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For instance, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective. Orphan exclusivity may further be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, competitors may receive approval of different products for the indication for which the orphan product has exclusivity, or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity. If another sponsor receives FDA approval for such product before we do, we would be prevented from launching our product in the United States for the orphan indication for a period of at least seven years, unless we can demonstrate clinical superiority. Moreover, third-party payors may reimburse for products off-label even if not indicated for the orphan condition.

Further, our product candidates may not be able to obtain and/or maintain NCE exclusivity. The FDA may determine that a product candidate does not contain a new active moiety if the active ingredient has been previously approved, if the molecule is determined to be a salt, ester, metabolite, or other derivative of a previously approved active moiety, or if the FDA otherwise interprets the statutory requirements in a manner that limits the availability of NCE exclusivity. If the FDA determines that our product candidates are not eligible for NCE exclusivity, competing applicants could submit abbreviated applications that rely on our safety and efficacy data earlier than would be permitted if we do obtain NCE exclusivity.

Our product candidates may also not be able to obtain and/or maintain NCI exclusivity. The FDA may determine that the clinical studies supporting approval do not qualify as “new clinical investigations” within the meaning of the statute or that the studies were not essential to approval. In addition, as discussed above, NCI exclusivity protects only the specific conditions of approval supported by the qualifying studies and does not prevent the FDA from approving competing products that rely on our data for other conditions of use or that rely on independently generated data. As a result, even if we obtain NCI exclusivity, competitors may still be able to obtain approval for competing products.

Our product candidates may also not be able to obtain and/or maintain pediatric exclusivity. As discussed above, pediatric exclusivity is granted only if the FDA issues a written request for pediatric studies and we complete those studies in accordance with the request and within the required timeframes. There can be no assurance that the FDA will issue such a request, that we will be able to complete the required studies within the specified timelines, that the studies will be deemed responsive to the written request, or that we will otherwise satisfy the regulatory requirements necessary to obtain pediatric exclusivity. In addition, pediatric exclusivity relies on our ability to obtain some other exclusivity period or patent protection, as it extends existing exclusivity periods and/or patent protection but does not create an independent exclusivity period if no underlying exclusivity or patent protection exists.

Finally, any exclusivity that we obtain could be subject to challenge, reinterpretation, or limitation by the FDA, legislative changes, or judicial decisions. Changes in law, regulation, or FDA policy regarding the scope or availability of regulatory exclusivity could also reduce the period of protection afforded to our product candidates. If we fail to obtain or maintain regulatory exclusivity for any approved product, competitors may be able to rely on our clinical and nonclinical data to support approval of competing products earlier than if we had obtained exclusivity, which could materially adversely affect our business, financial condition, and results of operations.

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

On December 18, 2025, the BIOSECURE Act was signed into law, as part of the FY 2026 National Defense Authorization Act (“NDAA”).Under this law, the U.S. government has the potential to severely restrict the ability of U.S. biopharmaceutical companies to contract with certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Unlike previous versions of the bill, the BIOSECURE Act, as enacted, does not name specific companies as “companies of concern;” but, rather, treats any company on the Department of Defense (now “Department of War”) 1260H list of “Chinese military companies” as “companies of concern.” We do business with companies in China and it is possible some of our contractual counterparties could be impacted by this legislation.

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

In the United States, the Medicare Modernization Act (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. Additionally, in 2025, the IRA implemented several key changes to Medicare Part D drug coverage, which could also impact coverage and the price that we receive for our product candidates, including, but not limited to (i) a $2,000 annual cap for brand-name and generic drugs, (ii) elimination of the “coverage gap” phase during which Medicare beneficiaries previously had to pay for 100% of drug cost, (iii) monthly payments options, and (iv) mandated manufacturer discounts on brand-name and generic drugs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

Furthermore, on July 4, 2025, the OBBBA was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing Federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act, marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, which expired on December 31, 2025, which, among other provisions in the law, have reduced the number of Americans with health insurance and led to significantly higher, often doubled, premiums for 2026 coverage. In addition, there have been actions and proposals from the Trump administration that include: reducing agency workforce and cutting programs; directing The U.S. Department of Health and Human Services and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; imposing tariffs on imported pharmaceutical products; and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Although any proposed measures will require authorization through additional legislation to become effective (and Congress and the current administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs), each of these initiatives has been implemented to some degree through executive orders regarding the same. For example, the president’s 2026 Federal Budget, which is being incrementally enacted through a series of "minibus" spending bills, proposed significant reductions to federal agency staffing from 2024/2025 levels, which were already significantly reduced due to agency actions based on an executive order mandating the same. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our drugs.

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

Healthcare Reform in the United States.

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. On the federal level, the Affordable Care Act (“ACA”) was enacted in March 2010, and continues to be amended by subsequent legislation, and includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, as amended, that have been of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	creation of Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price (or the difference between the average manufacturer price and the “best price”) for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

●	adoption of methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	creation of a Medicare Part D Manufacturer Discount Program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their initial and catastrophic coverage periods, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D

●	expansion of the entities eligible for discounts under the Public Health program.

Although there have been legal and political challenges to certain aspects of the ACA, the Biden Administration affirmed support for the law and, entered its own executive orders to enforce and strengthen it. Because of the volatility surrounding the implementation and enforcement of the ACA since its passage, and at this time, the full effect that the ACA would have on a pharmaceutical manufacturer remains unclear. This uncertainty is heightened by actions taken under the Trump Administration. On January 20, 2025, President Trump issued Executive Order 14148, which revoked Executive Order 14009 issued by President Biden on January 28, 2021, that had initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear what additional healthcare reform measures will be implemented by the Trump Administration, but significant changes are possible. The potential changes in patient coverage by government funded insurance may impact our pricing.

The first Trump Administration, on July 24, 2020 and September 13, 2020, announced several executive orders related to prescription drug pricing. As a result, the FDA concurrently released a final rule and guidance in September 2020, which are still in effect, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule was delayed until 2032 by the Inflation Reduction Act of 2022. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021 CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Now, under the current administration, CMS has proposed two rules to implement alternative drug pricing models, both of which aim to expand the Trump Administration’s Most Favored Nation drug pricing policies, as set forth in Executive Order 14297. No legislation or administrative actions have been finalized to implement these principles. The first proposed rule would establish the mandatory Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model, which would utilize a benchmark derived  from manufacturer-reported international pricing (rather than domestic drug pricing), and would run from October 1, 2026 to September 30, 2033. The second proposed rule would establish the mandatory Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, which would test how changes to the Part D inflation rebate impact costs for the Medicare program, and would run from January 1, 2027 to December 31, 2035. The comment period for both rules ended on February 23, 2026, and reflected significant push-back from industry participants. Accordingly, if and when CMS issues the final rules later in 2026, legal challenges are expected. Additionally, in February 2026, the Administration launched TrumpRx, a platform aimed at reducing high prescription drug costs by allowing users to access, via TrumpRx.gov, discounted, brand-name, and specialty medications. TrumpRx serves as a search tool and hub directing consumers to manufacturer websites or pharmacy coupons, bypassing traditional insurance to provide lower, international-style pricing. In January 2026, the HHS Office of Inspector General (“OIG”) issued a bulletin designating the TrumpRx program as “low risk” under federal fraud and abuse laws; however, industry participants have raised concerns, which indicate that legal challenges to the TrumpRx program are possible. Although it is unclear how the current Trump Administration will further address drug pricing, the Administration has continues to tout it as a key priority.

In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the Inflation Reduction Act of 2022 requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The Inflation Reduction Act of 2022 permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. There is uncertainty surrounding this program with the new administration, especially in light of the administration’s budget cuts which impact an agency’s ability to regulate through guidance. Further, it is unclear how the new leadership of HHS, CMS, etc. will approach the issue of drug pricing. However, CMS has already implemented several of the IRA’s key changes to Medicare Part D drug coverage, through rule and/or guidance, including (i) the $2,000 annual cap for brand-name and generic drugs, (ii) elimination of the “coverage gap” phase under Medicare Part D, and (iii) creation of the Medicare Part D Manufacturer Discount Program, which mandates manufacturer discounts on brand-name and generic drugs and provides beneficiaries with monthly payment options.

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

Further, there is uncertainty surrounding the applicability of the biosimilars provisions under the ACA. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars (although the Trump Administration continues to tout its commitment to making it “faster and less costly to develop biosimilar medicines”). A number of biosimilar applications have been approved over the past few years, including one as recently as January 2026. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way pharmaceutical manufacturers conduct their business and may require changes to current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

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

The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Moreover, the 2023 closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. We have significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flow.

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

Our Articles of Incorporation, Amended and Restated Bylaws, and Nevada law could make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 26, 2026. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. As of March 26, 2026, 5,000,000 shares of our preferred stock have been designated as Series A Preferred Stock of which 3,102,480 shares of Series A Preferred Stock were previously issued and converted into common stock and 1,897,520 shares of Series A Preferred Stock remain authorized. As of March 26, 2026, 2,000,000 shares of our preferred stock have been designated as Series B Preferred Stock of which 2,000,000 shares of Series B Preferred Stock were previously issued and redeemed. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third-party and thereby preserve control by the present management.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

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

ITEM 2. PROPERTIES

Our executive office is located at 720 Monroe Street, E514, Hoboken, NJ 07030 which we rent for approximately $1,960 per month pursuant to a lease which expires on December 31, 2026. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Shareholders

As of March 26, 2026, there were 88 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Results of Operations

Comparison of Our Results of Operations for the Years Ended December 31, 2025 and 2024

Operating Costs and Expenses

Research and Development Expenses

For the year ended December 31, 2025, research and development expenses were approximately $5.9 million. Specifically, during the year ended December 31, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $3,646,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $753,000 related to manufacturing and preclinical activities; (iii) HT-VA, approximately $137,000, and (iv) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $131,000 payable to members of our scientific advisory board for services and recorded approximately $1,268,000 of in-process research and development expenses in connection with the acquisition of patent applications.

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

General and Administrative Expenses

For the year ended December 31, 2025, general and administrative expenses amounted to approximately $6.4 million as compared to $5.0 million for the year ended December 31, 2024, an increase of $1.4 million, or 29.2%. For the years ended December 31, 2025 and 2024, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Year Ended December 31,
	2025	2024
Compensation and related expenses	$2,841,000	$2,251,000
Professional and consulting expenses	2,794,000	1,902,000
Rent expense	54,000	53,000
Other general and administrative expenses	726,000	760,000
Total	$6,415,000	$4,966,000

During the year ended December 31, 2025, the increase in general and administrative expenses of approximately $1,449,000 was primarily attributed to an increase in compensation and related expenses of $590,000, primarily attributable to the issuance of 800,000 shares of common stock to our Chief Executive Officer valued at $968,000 and an increase in other compensation and related expenses of $196,000, which were offset by a decrease in stock-based compensation of approximately $574,000 in connection with the issuance of stock options during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Additionally, during the year December 31, 2025, professional and consulting expenses increased by approximately $892,000 which was primarily attributable to an increase in legal and consulting fees of approximately $538,000, an increase in stock-based professional fees of $333,000 an increase in directors’ fees of approximately $21,000, and an increase in rent expense of $1,000. These increases were offset by a decrease in other general and administrative expenses of approximately $34,000.

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

Other Income (Expenses), net

For the year ended December 31, 2025, other expense, net was approximately $108,000, which resulted from the recording of an unrealized loss of crypto assets of $109,000.

For the year ended December 31, 2024, other income, net was approximately $27,000, which primarily resulted from $27,000 of dividend and interest income.

Net Loss

For the years ended December 31, 2025 and 2024, we incurred a net loss of approximately $12.5 million, or $0.90 per common share (basic and diluted), and $8.2 million, or $1.28 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

To date we have funded our operations primarily through the sale of equity and debt securities. As of December 31, 2025, we had approximately $6.2 million in cash and cash equivalents, working capital of approximately $5.2 million and an accumulated deficit of approximately $72.9 million. Net cash used in operating activities was $9.8 million and $7.0 million for the years ended December 31, 2025 and 2024, respectively. We incurred net losses of approximately $12.5 million and $8.2 million for the years ended December 31, 2025 and 2024, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We do not believe that our existing cash as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our consolidated financial statements are available to be issued.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. On November 13, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $2,439,256 pursuant to a prospectus supplement dated November 13, 2025 for a current offering up to $4,821,200. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $10,139,256 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein. During the year ended December 31, 2025 we issued an aggregate of 2,782,309 shares of our common stock for net proceeds of approximately $4.1 million, after deducting approximately $142,000 in sales agent commissions and other offering expenses payable by us pursuant to the ATM Agreement.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $25 million (if all milestones in all of our current agreements are achieved).

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

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was approximately $9.8 million, which primarily resulted from a net loss of approximately $12.5 million and an increase in prepaid expenses and other current assets of approximately $460,000 and an increase in accounts payable and accrued expenses of approximately $644,000, offset by approximately $850,000 of non-cash research and development-acquired patent, $1.5 million in stock-based compensation and professional fees, and unrealized loss on crypto assets of $109,000.

For the year ended December 31, 2024, net cash used in operating activities was approximately $7.0 million, which primarily resulted from a net loss of approximately $8.2 million, offset by $0.8 million in stock-based compensation, a decrease in prepaid expense of $0.2 million and an increase in accounts payable and accrued expenses of $0.2 million.

Cash Flows from Investing Activities

During the year ended December 31, 2025, the Company purchased $300,000 in crypto assets.

The Company did not have any cash flows from investing activities for the year ended December 31, 2024.

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was approximately $9.3 million, which primarily resulted from net proceeds from the issuance of common stock of approximately $4.1 million and proceeds from the exercise of warrants of approximately $5.6 million, offset by the payment of taxes related to the net share settlement of an equity award of $376,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Hoth Therapeutics, Inc. and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hoth Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hoth Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception and expects to continue incurring losses and negative cash flows in the future. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting For Warrants

As disclosed in Note 7 to the consolidated financial statements, in June 2025 the Company issued warrants to a consultant in exchange for investor relations services pursuant to a marketing service agreement.

We identified the evaluation of whether the warrants are to be liability or equity classified as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to evaluate the provisions of the agreements when assessing the instruments’ classification. Auditing the classification of these instruments involved especially challenging auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of management’s application of the accounting guidance in determining the classification of the warrants in the consolidated financial statements by i) reviewing the relevant terms of the related agreements, ii) evaluating the completeness and accuracy of the Company’s technical accounting analysis and the application of the relevant accounting literature.

●	Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: i) evaluating the terms of the related agreements in relation to the relevant accounting literature, and ii) assessing the appropriateness of conclusions reached by the Company.

/s/WithumSmith+Brown, PC

We have served as the Company's auditor since 2018.

East Brunswick, New Jersey

March 27, 2026

PCAOB ID No. 100

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,247,467	$7,038,923
Prepaid expenses and other current assets	366,548	605,948
Crypto assets, at fair value	191,367	-
Deferred offering costs	57,171	-
Total Current Assets	6,862,553	7,644,871

NON-CURRENT ASSETS:
Prepaid expenses and other assets, net of current portion	699,420	-
Operating lease right-of-use asset, net	4,652	31,075
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	740,891	67,894

Total Assets	$7,603,444	$7,712,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$823,674	$412,071
Accrued expenses	623,323	390,760
Operating lease liability, current portion	5,678	28,366
Total Current Liabilities	1,452,675	831,197

LONG-TERM LIABILITIES:
Operating lease liability, less current portion	-	2,709
Total Long-Term Liabilities	-	2,709

Total Liabilities	1,452,675	833,906

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 15,514,312 and 8,042,747 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,551	804
Additional paid-in capital	79,017,730	67,279,033
Accumulated deficit	(72,879,343)	(60,410,041)
Accumulated other comprehensive income	10,831	9,063
Total Stockholders’ Equity	6,150,769	6,878,859

Total Liabilities and Stockholders’ Equity	$7,603,444	$7,712,765

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2025	2024

NET REVENUES	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expenses	5,946,360	3,249,096
General and administrative expenses	6,414,989	4,966,336

Total operating expenses	12,361,349	8,215,432

LOSS FROM OPERATIONS	(12,361,349)	(8,215,432)

OTHER (EXPENSES) INCOME, NET:
Change in fair value of investment in joint venture	-	(581)
Unrealized loss on crypto assets	(108,633)	-
Dividend and interest income	680	27,713

Total other (expenses) income, net	(107,953)	27,132

NET LOSS	$(12,469,302)	$(8,188,300)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.90)	$(1.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	13,805,813	6,375,161

COMPREHENSIVE LOSS:
Net loss	$(12,469,302)	$(8,188,300)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,768	(18,197)

Total comprehensive loss	$(12,467,534)	$(8,206,497)

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	4,348,129	$435	$61,732,106	$(52,221,741)	$27,260	$9,538,060
Exercise of pre-funded warrants	55,675	5	(5)	-	-	-
Stock-based compensation	-	-	804,277	-	-	804,277
Common shares issued for exercise of warrants, net of issuance costs	2,500,000	250	3,682,050	-	-	3,682,300
Common stock issued for cash, net	1,137,250	114	1,060,605	-	-	1,060,719
Vesting of restricted shares	1,693	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	(18,197)	(18,197)
Net loss	-	-	-	(8,188,300)	-	(8,188,300)

Balance, December 31, 2024	8,042,747	804	67,279,033	(60,410,041)	9,063	6,878,859
Common shares issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Issuance of warrants for professional fees	-	-	333,150	-	-	333,150
Common stock issued for compensation, net of tax withholding	489,256	49	591,951	-	-	592,000
Common stock issued for cash, net	2,782,309	278	4,118,587	-	-	4,118,865
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment	-	-	-	-	1,768	1,768
Net loss	-	-	-	(12,469,302)	-	(12,469,302)

Balance, December 31, 2025	15,514,312	$1,551	$79,017,730	$(72,879,343)	$10,831	$6,150,769

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,469,302)	$(8,188,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired patent, expensed	850,500	-
Stock-based compensation	1,187,929	804,277
Stock-based professional fees	333,150	-
Change in fair value of investment in joint ventures	-	581
Lease costs	1,026	-
Unrealized loss of crypto assets	108,633	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(460,020)	252,178
Accounts payable and accrued expenses	644,166	153,013

NET CASH USED IN OPERATING ACTIVITIES	(9,803,918)	(6,978,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of crypto assets	(300,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	4,118,865	-
Proceeds from issuance of common stock, common stock warrants and prefunded warrants, net of offering costs	-	1,060,719
Proceeds from exercise of warrants	5,625,000	3,682,300
Taxes paid related to net share settlement of equity award	(376,000)	-
Payment of deferred offering costs	(57,171)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,310,694	4,743,019

NET DECREASE IN CASH AND CASH EQUIVALENTS	(793,224)	(2,235,232)

Effect of exchange rate changes on cash and cash equivalents	1,768	(18,197)

CASH AND CASH EQUIVALENTS - beginning of year	7,038,923	9,292,352

CASH AND CASH EQUIVALENTS - end of year	$6,247,467	$7,038,923

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in prepaid expenses and other current assets and additional paid-in capital related to issuance of warrants for future services	$333,150	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The Company has incurred losses and generated negative cash flows from operations since its inception. On December 31, 2025, the Company had an accumulated deficit of $72,879,000, and cash and cash equivalents of $6,247,000. The Company has funded its operations from proceeds from the sale of equity securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

The Company does not believe its current cash is sufficient to fund operations for the next 12 months from the issuance date of these consolidated financial statements and the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent (See Note 7). On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. On November 13, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $2,439,256 pursuant to a prospectus supplement dated November 13, 2025 for a current offering up to $4,821,200. During the year ended December 31, 2025, the Company sold 2,782,309 shares of its common stock for gross proceeds of $4,289,152, or at a weighted average of $1.54 per share. During the year ended December 31, 2024, the Company sold 1,137,250 shares of its common stock for net proceeds of $1,212,541, or at a weighted average of $1.07 per share. As of March 26, 2026, the Company has sold shares of its common stock having a total aggregate sales price of approximately $6,024,500.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai, which was incorporated under the laws of Nevada on October 4, 2023 and Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $6,247,467 and $7,038,923 as of December 31, 2025 and 2024, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to Federal Deposit Insurance Corporation insurance. Cash held in foreign bank accounts totaled approximately $96,000 and $105,000 as of December 31, 2025 and 2024, respectively.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the years ended December 31, 2025 and 2024, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

Digital Assets, at Fair Value

The Company’s digital assets primarily include Bitcoin (BTC), Ethereum (ETH) and Solana (SOL), which are actively traded on public exchanges. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., BTC) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.” As of December 31, 2025, the Company did not own any digital intangible assets that did not fall within the scope of ASC 350-60.

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

As of December 31, 2025, the Company held $191,367 of crypto assets comprised of BTC, ETH and SOL, which are in the scope of ASC 350-60 at fair value. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to crypto assets. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. As of February 5, 2026, the Company does not hold any crypto assets.

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

On July 4, 2025, the OBBBA was enacted into law. With the passing of this tax legislation, the most notable corporate tax issue that impacts the Company is the change to IRC §174. Since 2022, the Company has been required to capitalize U.S. and foreign research and development expenditures in accordance with IRC §174 and amortize those costs over 5 years for U.S. costs and 15 years for foreign costs. The new legislation no longer requires U.S. research and development costs to be capitalized; however, foreign costs will continue to be capitalized and amortized over 15 years. U.S. costs that were capitalized in tax years 2022 through 2024 can be expensed in 2025 or over a two-year period, 2025 and 2026. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. The Company continues to evaluate various elections available to the Company under OBBBA related to IRC Section 174 capitalized R&D costs. The effect of expensing of all unamortized domestic R&E was to decrease the Company’s deferred tax assets and decrease the related valuation allowance. Because of the Company’s loss and full valuation allowance, there was no impact on the Company’s 2025 financial statements related to IRC Section 174 capitalized R&D costs for the 2025 year.

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

	Year Ended December 31,
Potentially dilutive securities	2025	2024
Warrants	1,740,752	5,203,243
Options	1,260,362	1,090,362
Total	3,001,114	6,293,605

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

Comprehensive Income (Loss)

Comprehensive loss is composed of net loss and other comprehensive income (loss). During the years ended December 31, 2025 and 2024, other comprehensive income (loss) was attributable to foreign currency translation adjustments.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. For the Company’s subsidiary with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within “Accumulated other comprehensive income (loss)” in the consolidated balance sheets.

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

Recent Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”), 2023-09, Improvements to Income Tax Disclosures in the current year. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 203-09 during the year ended December 31, 2025 using a retrospective approach and is complying with the related disclosure requirements in Note 9, Income Taxes.

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

NOTE 3 – Crypto Assets, at Fair Value

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the consolidated balance sheet as of December 31, 2025:

	Classification	Units Held	Cost Basis	Fair Value on December 31, 2025
Balance, December 31, 2025
BTC (Bitcoin)	Current	0.85673339	$100,000	$74,966
ETH (Ethereum)	Current	21.96726563	100,000	65,176
SOL (Solana)	Current	411.62365256	100,000	51,225
Total			$300,000	$191,367

Cost basis is equal to the cost of the crypto assets plus transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted crypto asset prices within the crypto assets principal market at the time of measurement.

As of December 31, 2024, the Company did not hold any crypto assets.

The following table represents a reconciliation of crypto assets held:

For the Year Ended December 31, 2025
Fair Value, December 31, 2024	$-
Additions	300,000
Unrealized loss	(108,633)
Fair Value, December 31, 2025	$191,367

NOTE 4 – License and Patent Agreements

The following summarizes the Company’s research and development expenses for licenses and patents acquired (including stock-based compensation) during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
The George Washington University	$10,000	$13,620
North Carolina State University	3,750	6,250
U.S. Department of Veteran Affairs	-	54,000
University of Cincinnati	3,333	1,666
Patent applications acquired	1,250,500	-
	$1,267,583	$75,536

The George Washington University

During the year ended December 31, 2025 and 2024, the Company recorded expenses of $10,000 and $13,620, respectively, related to license fees pursuant to the patent license agreement with The George Washington University (“GW”) dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020 (“Second GW Patent License Agreement”).

North Carolina State University

During the years ended December 31, 2025 and 2024, the Company recorded expenses of $3,750 and $6,250, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

U.S. Department of Veteran Affairs

During the year ended December 31, 2024, the Company recognized expenses of $54,000 for license fees associated with the exclusive license agreement by and between the Company and the US Department of Veteran Affairs dated December 9, 2024.

During the year ended December 31, 2025, the Company did not recognize any expenses for license fees associated with such license agreement.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the years ended December 31, 2025 and 2024, the Company recognized expenses of $3,333 and $1,666, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

Patent Application Acquisition Agreement

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock with a fair value of $850,500 for an aggregate purchase price of $1,250,500. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on the closing price of the Company’s common stock. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The patent applications acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity). The acquired IPRD intangible asset will be used in research and development projects which have been determined to not have alternative future use at the acquisition date and was expensed immediately. Accordingly, during the year ended December 31, 2025, the Company recorded $1,250,500 in research and development expenses.

NOTE 5 – Fair Value of Financial Assets and Liabilities

The following table presents the Company’s assets and liabilities that are measured at fair value on December 31, 2025 and 2024:

	Fair value measured on December 31, 2025
	Total at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Crypto assets	$191,367	$191,367	$—	$—
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2024
	Total at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investment in joint ventures	$36,819	$—	$—	$36,819

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

Investment in joint venture for the year ended December 31, 2025 and 2024

	For the Year Ended December 31,
	2025	2024
Investment in joint ventures at fair value – beginning of year	$36,819	$37,400
Change in fair value of investment in joint ventures	-	(581)
Investment in joint ventures at fair value – end of year	$36,819	$36,819

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

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of December 31, 2025 and 2024, valued its 220,000 Zylö shares at $36,740, or at a price at $0.167 and $0.167 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024.

On February 23, 2024, the Company acquired 22,000 shares of Class B Common stock of Atticus Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-10 ratio of current shares and was instructed, on July 3, 2024, that the 409A valuation of the shares was $79, or $0.0036 per share, pursuant to the February 2024 valuation ratified by Zylö’s board of directors.

On September 23, 2025, the Company received 110,000 shares of Class N common stock of Finch Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-2 ratio of current shares and was instructed, on January 26, 2026, that a 409A valuation of $0.036 on each Class C Common Share was done on September 23, 2025. Given that these shares have voting rights and the Class N common stock owned by the Company do not, management reduced the value to $0.034 per share of Class N common stock, reflecting the 3-5% premium typically attributed to voting rights, valuing the shares at $3,740. The Finch Pharma shares were received for no consideration and accordingly, the Company did not increase its investment in Zylö for such shares.

The valuations reflect a probability-weighted present value of expected future investment returns considering certain possible outcomes and the rights of each class of Zylö’s, Atticus Pharma’s, and Finch’s equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at a risk-adjusted discount rate and probability weighted to determine the value for the Class B common stock. Significant unobservable inputs in the valuation include: (i) probabilities of each scenario, (ii) timing of occurrence, (iii) future valuation; (iv) and the risk-adjusted discount rate.

The consolidated investment in Zylö was valued at $36,819 and $36,819 as of December 31, 2025 and 2024, respectively.

NOTE 6 – Prepaid Expenses and Other Assets

As of December 31, 2025 and 2024, prepaid expenses and other assets consisted of the following:

	As of December 31, 2025	As of December 31, 2024
Prepaid clinical trial expenses	$987,605	$476,235
Prepaid insurance	40,008	28,479
R&D credit receivable	11,707	46,769
Other prepaid expenses	26,648	54,465
Total	1,065,968	605,948
Prepaid expenses and other assets, current portion	(366,548)	(605,948)
Prepaid expenses, long-term portion	$699,420	$-

NOTE 7 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of December 31, 2025 and 2024, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of December 31, 2025 and 2024, no shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of December 31, 2025 and 2024, no shares of Series B Preferred Stock were issued and outstanding.

Warrants

2024

On January 8, 2024, the Company issued 55,675 common shares in connection with the exercise of the remaining 55,675 pre-funded warrants that were issued in connection with a securities purchase agreement dated September 13, 2023.

On March 27, 2024, the Company entered into an inducement offer agreement with a holder (the “Holder”) of certain of the Company’s existing warrants (the “January 2023 Existing Warrants”) to immediately exercise for cash an aggregate 2,500,000 of the January 2023 Existing Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $1.6775 per share for gross proceeds to the Company of approximately $4,194,000 before deducting placement agent fees and other offering expenses payable by the Company. The exercised January 2023 Existing Warrants were issued pursuant to a securities purchase agreement dated December 29, 2022 by and between the Company and the Holder. Each January 2023 Existing Warrant was exercisable for a period of five and one-half years from the issuance date at an original exercise price of $5.00 per share.

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

On April 1, 2024, in connection with the March 27, 2024 inducement offer agreement with the Holder of the January 2023 Existing Warrants, the Holder exercised the January 2023 Existing Warrants for cash at a reduced exercise price of $1.6775 per share resulting in gross proceeds to the Company of approximately $4,194,000 (net proceeds of approximately $3,682,000, after deducting placement agent fees and other offering expenses of $512,000). In connection with such exercise, during the year ended December 31, 2024, the Company issued 2,500,000 shares of common stock upon the exercise of the January 2023 Existing Warrants.

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

On June 4, 2025, pursuant to a six-month marketing service agreement, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant of the Company for investor relations services. The warrants expire on June 4, 2027. The grant date fair value of these warrants was $333,150, which was recorded as a prepaid expense and was expensed as stock-based professional fees over the term of the marketing service agreement. In connection with this warrant, during the year ended December 31, 2025, the Company recorded stock-based professional fees of $333,150.

The fair value of warrant grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 4, 2025
Exercise price	$1.00
Term (years)	2.0
Expected stock price volatility	129.68%
Risk-free rate of interest	3.87%

A summary of warrant activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	4,213,515	$7.01	—	4.5
Issued	3,875,000	1.52	—	—
Expired	(329,597)	49.08	—	—
Exercised	(2,555,675)	0.67	—	—
Outstanding as of December 31, 2024	5,203,243	2.62	—	3.52
Issued	300,000	1.00	—	—
Expired	(12,491)	55.96	—	—
Exercised	(3,750,000)	1.50	—	—
Outstanding as of December 31, 2025	1,740,752	4.38	—	2.37
Warrants exercisable as of December 31, 2025	1,740,752	$4.38	$—	2.37

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

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. On November 13, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $2,439,256 pursuant to a prospectus supplement dated November 13, 2025 for a current offering up to $4,821,200. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $10,139,256 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein.

From November 8, 2024 to December 31, 2024, the Company issued 1,137,250 shares of its common stock for net proceeds of approximately $1,061,000 pursuant to the ATM Agreement. During the year ended December 31, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 2,782,309 shares of its common stock for net proceeds of $4,118,865.

On August 28, 2025, the Company issued 800,000 shares of common stock to the Company’s Chief Executive Officer as compensation under its equity incentive plan. The total grant-date fair value of the awards was $968,000, which was recognized as compensation expense in the consolidated statements of operations for the year ended December 31, 2025. In connection with the issuance, the Company withheld 310,744 shares with a total fair value of $376,000 to satisfy employees’ minimum statutory tax withholding obligations. As a result, the Company issued a net of 489,256 shares to the Chief Executive Officer. The shares withheld for taxes are accounted for as a repurchase of shares and do not reduce the amount of compensation expense recognized. The Company remitted the related cash obligation to taxing authorities during the period. The Company’s policy is to allow net-share settlement of equity awards for tax withholding purposes. Cash paid to tax authorities in connection with such share withholding arrangements is classified as a financing activity in the consolidated statement of cash flows, in accordance with ASC 718-20-45. The following table summarizes share activity related to stock compensation during the year ended December 31, 2025:

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

The compensation committee of the board of directors increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the compensation committee of the board of directors further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. As of December 31, 2025, there were 738 shares of Company common stock available for grant under the 2018 Plan.

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

On August 27, 2025, the Company’s compensation committee granted 800,000 shares of restricted stock with a cost basis of $1.21 per share, to the Company’s Chief Executive Officer. Such shares were fully vested on the grant date.

As of December 31, 2025, there were 1,201,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

Restricted Stock Awards

A summary of the Company’s restricted stock awards granted under the equity incentive plans during the years ended December 31, 2025 and 2024 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Day Fair Value
Nonvested on December 31, 2023	1,693	$3.16
Vested	(1,693)	(3.16)
Nonvested on December 31, 2024	—	—
Shares granted	800,000	1.21
Vested	(800,000)	(1.21)
Nonvested on December 31, 2025	—	$—

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation of $968,000 and $2,543, respectively, in connection with restricted stock awards.

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

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024
Exercise price	$1.55	$0.7548 to $1.36
Term (years)	5.0	5.0
Expected stock price volatility	118.32%	106.65% to 120.00%
Risk-free rate of interest	4.59%	3.75% to 4.02%

A summary of option activity under the Company’s equity incentive plans for the years ended December 31, 2025 and 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	169,362	$26.78	$—	8.4
Employee options issued	923,000	1.05	—	—
Expired	(2,000)	147.0	—	—
Outstanding as of December 31, 2024	1,090,362	4.78	—	9.1
Employee options issued	170,000	1.55	—	—
Expired	—	—	—	—
Outstanding as of December 31, 2025	1,260,362	$4.34	$111,250	8.2
Options vested and exercisable as of December 31, 2025	1,260,362	$4.34	$111,250	8.2

A summary of stock options outstanding as of December 31, 2025 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	1,183,000	8.3	$1.24
$14.75 to $76.25	62,562	5.7	$32.95
Above $76.25	14,800	4.0	$131.50
Options outstanding and exercisable as of December 31, 2025	1,260,362	8.2	$4.34

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock Based Compensation

Stock based compensation expense for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Employee stock option awards	$219,929	$794,073
Employee restricted stock award	968,000	-
Non-employee restricted stock awards	-	2,543
Non-employee stock warrant awards	333,150	7,661
	$1,521,079	$804,277

For the years ended December 31, 2025 and 2024, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Year Ended December 31,
	2025	2024
Research and development	$-	$7,661
General and administrative	1,521,079	796,616
	$1,521,079	$804,277

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

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying consolidated statements of operation and comprehensive loss:

	Year Ended December 31,
	2025	2024
Operating lease expense	$29,089	$34,000
Short term lease expense	24,710	19,135
Total lease cost	$53,799	$53,135

Right-of-use asset for operating leases were recorded in the consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Office lease right-of-use asset	$31,075	$31,075
Less accumulated amortization	(26,423)	-
Total right-of-use asset, net	$4,652	$31,075

Operating lease liability for operating leases were recorded in the consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
Current portion of operating lease liability	$5,678	$28,366
Long-term portion of operating lease liability	—	2,709
Total operating lease liability	$5,678	$31,075

Supplemental cash flow information related to the Company’s leases for the year ended December 31, 2025 were as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,397

The weighted-average remaining lease term for the operating lease is 0.17 years and the weighted-average incremental borrowing rate is 10% as of December 31, 2025 and 2024.

As of December 31, 2025, future annual minimum lease payments required under operating leases are as follows:

2026	$5,750
Total minimum lease payments	5,750
Less: effects of discounting	(72)
Present value of future minimum lease payments	$5,678

NOTE 9 – Income Taxes

The table below presents the components of the provision for taxes:

For the years ended December 31, 2025 and 2024, the components of loss before income taxes were as follows:

	2025	2024
Domestic	$(12,401,413)	$(8,110,743)
Foreign (Australia)	(67,889)	(77,557)
Total loss before income taxes	$(12,469,302)	$(8,188,300)

The Company’s provision is primarily driven by the full valuation allowance in 2025 and 2024.

As of December 31,
	2025	2024
Current
U.S. Federal	$-	$-
U.S. State	-	-
U.S. Foreign	-	-
Total current provision

Deferred	-	-
U.S. Federal	-	-
U.S. State	-	-
U.S. Foreign	-	-
Total deferred benefit	-	-
Change in valuation allowance	-	-
Total provision for income taxes	$-	$-

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
Statutory federal income tax benefit	$2,618,553	21.0%
State taxes, net of federal benefit	-	0.0%
Permanent items	(210,698)	(1.7)%
Foreign rate differential	6,796	0.1%
Change in valuation allowance	(2,414,651)	(19.4)%
Total	$-	0.0%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

Year Ended December 31, 2024
Percent
Statutory federal income tax benefit	21.0%
State taxes, net of federal benefit	9.9%
Impact of non-U.S. earnings	0.0%
Permanent items	0.0%
Credits	0.0%
Equity compensation	0.0%
Foreign rate differential	0.1%
Previous tax year adjustment	(0.5)%
Other	0.0%
Change in valuation allowance	(30.5)%
Total	0.0%

At December 31, 2025 and 2024, the tax effects of the temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$18,646,669	$13,388,457
Capitalized research costs	998,295	3,044,801
Equity based compensation	733,745	681,546
Licenses and other technology acquired	605,254	254,947
Accruals and other temporary differences	273,254	302,231
Total deferred tax assets	21,257,217	17,671,982
Less valuation allowance	(21,257,217)	(17,671,982)
Deferred tax assets, net of allowance	$-	$-

The Company has determined, based upon available evidence, that it is more likely than not that the net deferred tax assets will not be realized and, accordingly, has provided a full valuation allowance against its net deferred tax assets.

As of December 31, 2025 and 2024, the Company has Federal net operating loss carryforwards of approximately $58,700,000 and $42,000,000, respectively, available to reduce future taxable income, if any, for Federal tax purposes. Approximately $1,500,000 of Federal net operating losses can be carried forward to future tax years and expire in 2037. The Federal net operating loss generated during the years ended after December 31, 2017 of approximately $57,200,000 can be carried forward indefinitely; however, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. In addition, the Company had approximately $683,000 and $613,000 of net operating losses at its subsidiary located in Australia, as of December 31, 2025 and 2024, respectively.

On July 4, 2025, the OBBBA was enacted into law by the United States Congress, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. The Company continues to evaluate various elections available to the Company under OBBBA related to IRC Section 174 capitalized R&D costs. The effect of expensing of all unamortized domestic R&E was to decrease the Company’s deferred tax assets and decrease the related valuation allowance. Because of the Company’s loss and full valuation allowance, there was no impact on the Company’s 2025 financial statements related to IRC Section 174 capitalized R&D costs the 2025 year.

As required by the 2017 Tax Cuts and Jobs Act, effective in 2022, and the OBBBA, deferred tax asset as of December 31, 2025 and 2024 still includes the mandatory capitalization of foreign research and development expenses.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA increased and modified the qualified small business (“QSB”) payroll tax credit for increasing research activities. Provision 13902 of the IRA of 2022 increased the maximum amount of payroll tax research credit that a QSB can elect to apply against payroll tax liability from $250,000 to $500,000 for tax years beginning after December 31, 2022. This payroll tax credit is a creditable tax credit against the employer’s portion of social security taxes, and the IRA also modified IRC 3111(f) to allow a portion of the payroll tax credit to apply against the employer’s portion of Medicare tax. For the year ended December 31, 2023, the Company recorded approximately $47,000 of other income for the payroll tax credit and $200,000 is still outstanding. The remaining research credit carryforward of $0.2 million will be utilized in the future as an offset against payroll taxes at the time the payroll tax is incurred.

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

At December 31, 2025 and 2024, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions, as applicable, in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

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

NOTE 10 – Subsequent Events

Effective January 1, 2026, the Company entered into a second amendment to its lease agreement. Pursuant to the second amendment to the lease agreement, the Company renewed its lease for a one-year term expiring om December 31, 2026.

On February 4, 2026, the Company liquidated all crypto currency holdings.

On February 10, 2026 through March 26, 2026, pursuant to the ATM Agreement (See Note 7), the Company issued an aggregate of 756,187 shares of its common stock for net proceeds of $706,484.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on such criteria.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 26, 2026.

NAME	AGE	POSITION
Robb Knie	57	President, Chief Executive Officer and Chairman
David Briones	49	Chief Financial Officer
Wayne Linsley	69	Director
David B. Sarnoff	58	Director
Chris Camarra	44	Director
Jeff Pavell	59	Director

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

Wayne Linsley

Wayne D. Linsley has served as a director of the Company since April 2020. Mr. Linsley has been in business management for over 40 years. He possesses a wide and varied skillset including sales and sales management, finance (for both public and private companies), accounting, audit support and financial reporting. He has a bachelor’s in business administration from Siena College in Loudonville, New York. From 2014 to September 2021, Mr. Linsley served as the Vice President of Operations at CFO Oncall, Inc., a company that provides financial reporting and controller services on an outsourced basis and previously, from 2012 to 2014, Mr. Linsley worked at CFO Oncall, Inc. as an independent contractor. From 2009 to September 2021, he worked for a financial reporting firm that works with publicly traded companies. He has extensive knowledge of financial statements, MD&A, SEC filings (10-K, 10-Q, 8-K, etc.), Edgar, etc. He often negotiated on behalf of clients in such areas as audit fees, transfer agents, Edgar companies, etc. He currently serves as an independent director for Myseum, Inc. (f/k/a DatChat Inc.) (Nasdaq: MYSE), serving as the chair of its audit committee, compensation committee and nominating and corporate governance committee, and Silo Pharma, Inc. (Nasdaq: SILO) serving as the chair of its audit committee and compensation committee. We believe Mr. Linsley is qualified to serve as a member of the board because of his business management experience.

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

Chris Camarra

Chris Camarra has served as a director of the Company since May 2025. In addition, he has served as the Executive Vice President, Communications of TC BioPharm Limited (Nasdaq: TCBP), a clinical-stage biopharmaceutical company, since January 2022, and the President of CMC Ventures, LLC, a strategic communications firm, since 2010. He previously served as a Partner at Capital Markets Group, LLC, Investor Relations Manager at Atari and Financial Managing Associate at EY. From 2021 through 2024, Mr. Camarra served as a member of the board of 3DX Industries Inc., a precision manufacturing company. Mr. Camarra received his Bachelor of Arts and Sciences in communication studies and business administration from West Virginia University. The Company believes that Mr. Camarra is qualified to serve as a director of the Company because of his more than ten years of public markets experience as well as his prior experience serving as a director for other companies.

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

Our audit committee consists of Wayne Linsley, David Sarnoff and Chris Camarra, with Wayne Linsley serving as chair. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Wayne Linsley qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Our board of directors adopted a written charter for the audit committee which is available on our website at www.hoththerapeutics.com.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans and Clawback Policy; and

●	preparing the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our compensation committee currently consists of Wayne Linsley, Chris Camarra and Jeff Pavell, with Wayne Linsley serving as chair.

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

Our nominating and corporate governance committee consists of Wayne Linsley, Chris Camarra and David Sarnoff, with Wayne Linsley serving as chair.

Our board of directors adopted a written charter for the nominating and corporate governance committee which is available on our website at www.hoththerapeutics.com.

Scientific Advisory Board

In July 2017, the board of directors formed a Scientific Advisory Board. As of March 26, 2025, the members of such board are as follows: (i) Dr. Mario Lacouture, Dr. William Weglicki, and Dr. Adam Friedman as Medical Doctor members and (ii) Dr. Glenn Cruse, Dr. Carla Yuede, Dr. John Cirrito, and Sergio Traversa as Non-Medical Doctor members.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended December 31, 2025 and 2024 to our principal executive officer (the “named executive officer”):

●	Robb Knie, Chief Executive Officer and President

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(4)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)(3)	Total ($)
Robb Knie	2025	485,833	200,000	968,000	129,370	-	-	146,877	1,930,080
Chief Executive Officer and President	2024	450,000	200,000	-	449,685	-	-	127,107	1,226,792

(1)	Represents payments of discretionary bonuses for performance during the applicable years as determined by the board, and as further described below Bonus Arrangements.

(2)	Represents the aggregate grant date fair value of options granted for the fiscal year ended December 31, 2025 and December 31, 2024 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robb Knie. See Note 6, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 and December 31, 2024 included elsewhere in this Annual Report on Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.

(3)	All other compensation represents the employer matching contributions to Robb Knie’s 401(k) account and the amounts received for his executive health or supplemental health insurance premiums. Mr. Knie received (i) an employer 401(k) contribution in the amount of $21,000 and $20,475 for fiscal years 2025 and 2024, respectively, and (ii) payments for executive health or supplemental medical insurance premiums in the amount of $125,877 and $106,632 for fiscal years 2025 and 2024, respectively.

(4)	Represents the grant date fair value of restricted stock units granted for the fiscal year ended December 31, 2025. On August 28, 2025, we issued 800,000 shares of common stock to Mr. Knie as compensation under our equity incentive plan. The total grant-date fair value of the awards was $968,000, which was recognized as compensation expense in the consolidated statements of operations for the year ended December 31, 2025. In connection with the issuance, we withheld 310,744 shares with a total fair value of $376,000 to satisfy employees’ minimum statutory tax withholding obligations. As a result, we issued a net of 489,256 shares to Mr. Knie. The shares withheld for taxes are accounted for as a repurchase of shares and do not reduce the amount of compensation expense recognized. The Company remitted the related cash obligation to taxing authorities during the period.

Employment Agreements

Robb Knie Employment Agreement

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

The Employment Agreement contains non-competition, non-solicitation, non-disparagement, confidentiality and assignment of Inventions (as defined in the Employment Agreement) provisions.

Equity Grant Practices

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on May 4, 2018 upon approval of the 2018 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. Pursuant to the 2018 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2025, the outstanding option awards under the 2018 Plan total 170,362 as described in the table under “Outstanding Equity Awards at December 31, 2025” below.

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders. On June 2, 2023, the Company’s board of directors approved the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which was approved by stockholders on August 18, 2023. Pursuant to the Amended and Restated 2022 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. As of December 31, 2025, the outstanding option awards under the Amended and Restated 2022 Plan total 1,090,000 as described in the table under “Outstanding Equity Awards at December 31, 2025” below.

Bonus Arrangements

Pursuant to the terms of the executive employment agreements described above, the Company, through the board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. Based on the review of the Company’s performance for calendar year 2025, the board, in its sole discretion, determined to pay the bonus to the named executive officer listed in the summary compensation table above.

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

Perquisites

Perquisites are not a material component of compensation. In general, named executive officers do not receive reimbursements for meals, airlines, and travel costs, other than those costs allowed for all employees. During 2025, our named executive officer did not receive an allowance from the Company or any of the above or a reimbursement for any expense incurred for non-business purposes.

Outstanding Equity Awards at December 31, 2025

The following table provides information regarding option awards held by our named executive officer that were outstanding as of December 31, 2025. There were no stock awards or other equity awards outstanding as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robb Knie	10,000	(1)	-	$131.50	12/24/2029
	3,201	(1)	-	$76.25	7/21/2030
	9,000	(1)	-	$52.75	1/29/2031
	20,000	(1)	-	$14.75	3/16/2032
	40,000	(1)	-	$2.59	7/17/2033
	225,000	(1)	-	$1.36	1/5/2034
	325,000	(1)	-	$0.7548	8/19/2034
	100,000	(1)	-	$1.55	1/14/2035

(1)	Stock options granted to Robb Knie vested in full immediately upon grant.

Pay Versus Performance Disclosure

In accordance with the SEC’s disclosure requirements regarding pay versus performance (“PVP”), this section presents the SEC-defined “Compensation Actually Paid,” (“CAP”) of our NEO for each of the fiscal years ended December 31, 2025 and 2024, and our financial performance. Also required by the SEC, this section compares CAP to various measures used to gauge performance at HOTH for each such fiscal year.

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

	SCT Total	CAP
Stock Awards	Grant date fair value of stock and option awards granted during the year	Year over year change in the fair value of stock and option awards that are unvested as of the end of the year, or vested or were forfeited during the year

Pay Versus Performance Table

Year(1)	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs(2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
(a)	(b)	(c)	(d)	(e)	(f)	(h)
2025	$1,930,080	$1,930,080	$-	$-	$1.67	$(12,469,302)
2024	$1,226,792	$1,226,792	$-	$-	$1.26	$(8,188,300)
2023	$846,342	$846,342	$-	$-	$2.43	$(8,106,122)
2022	$1,060,370	$1,060,370	$-	$-	$13.16	$(11,361,023)

(1)	The PEO (CEO) in the 2025 and 2024 reporting year is Robb Knie.

(2)	The CAP was calculated beginning with the PEO’s SCT total. No amounts were deducted from or added to the applicable SCT total compensation. Since all equity awards were fully vested prior to 2022, no reconciliation with respect to equity awards for summary compensation numbers was required.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors in 2025.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Jeff Pavell	50,000	-	-	-	-	-	50,000
David Sarnoff	50,000	-	-	-	-	-	50,000
Chris Camarra	32,361	-	-	-	-	-	32,361
Graig Springer(1)	14,560	-	-	-	-	-	14,560
Wayne Linsley	56,000	-	-	-	-	-	56,000

(1)	Graig Springer resigned from the Board on April 9, 2025.

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

During fiscal 2025, the Company’s named executive officer was awarded stock options. The Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Robb Knie	1,279,587	(3)	7.53%
Wayne Linsley	61,154	(4)	*
David Sarnoff	63,420	(5)	*
Jeff Pavell	62,575	(6)	*
Chris Camarra	-		-
All Executive Officers and Directors as a Group (6 persons)	1,466,846		8.54%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Hoth Therapeutics, Inc., 720 Monroe Street, Suite E514, Hoboken, NJ 07030 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 16,257,652 shares of common stock outstanding on March 26, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 26, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes options to purchase up to 732,200 shares of the Company’s common stock.

(4)	Includes options to purchase up to 61,020 shares of the Company’s common stock.

(5)	Includes options to purchase up to 62,420 shares of the Company’s common stock.

(6)	Includes options to purchase up to 57,500 shares of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,260,362	$4.34	1,202,055
Equity compensation plans not approved by security holders	-	-	-
Total	1,260,362		1,202,055

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions that occurred during our fiscal years ended December 31, 2025 and December 31, 2024 to which we were a party, including transactions in which the amount involved in the transaction exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. Furthermore, no transaction is currently proposed in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third-party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

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

Director Independence

Our board of directors determined that a majority of the board during the year ended December 31, 2025 consisted of members who were “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considered Wayne Linsley, David Sarnoff, Chris Camarra and Jeff Pavell to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by WithumSmith+Brown, PC as described below:

	2025	2024
Audit Fees	$250,472	$209,029
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$250,472	$209,029

Audit Fees: Audit fees consist of fees billed for professional services performed by WithumSmith+Brown, PC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $250,472 and $209,029 of such fees incurred by the Company during the fiscal years ended December 31, 2025 and 2024, respectively.

Audit-Related Fees: Audit related fees consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company during the fiscal years ended December 31, 2025 and 2024.

Tax Fees: Tax fees consist of fees for professional services, including tax compliance, performed by WithumSmith+Brown, PC. There were no such fees incurred by the Company during the fiscal years ended December 31, 2025 and 2024.

All Other Fees: There were no such fees incurred by the Company during the fiscal years ended December 31, 2025 and 2024.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2025 and 2024, all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on December 14, 2018)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A filed on December 14, 2018)

3.3	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on December 14, 2018)

3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019)

3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on February 20, 2019)

3.6	Amendment to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 22, 2022)

3.7	Certificate of Change dated October 20, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 24, 2022)

3.8	Certificate of Designation dated November 2, 2022 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 3, 2022)

3.9	Certificate of Amendment (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 13, 2022)

3.10	Amendment No. 2 to the Amended and Restated Bylaws of Hoth Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2024)

4.1	Specimen Stock Certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on December 14, 2018)

4.2	Form of Underwriter Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on January 11, 2019)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 25, 2020)

4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 22, 2020)

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 15, 2023)

4.6	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 15, 2023)

4.7	Form of Warrant (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

4.8*	Description of the Registrant’s Securities

10.1	Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A filed on December 14, 2018)

10.2+	2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on February 4, 2022)

10.3	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Form S-1/A filed on December 14, 2018)

10.4+	Employment Agreement between Hoth Therapeutics, Inc. and David Briones (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2019)

10.5	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 21, 2019)

10.6	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 21, 2019)

10.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 21, 2019)

10.8	License Agreement with North Carolina State University dated November 20, 2019 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2020)

10.9	Development and Royalty Agreement by and between the Company and Voltron Therapeutics, Inc. dated March 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2020)

10.10	License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 13, 2020)

10.11	First Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated April 17, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 13, 2020)

10.12	Second Amendment to Exclusive License Agreement by and between the University of Cincinnati and Chelexa BioSciences, Inc. dated February 27, 2013 assigned to the Company on May 14, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 13, 2020)

10.13	Assignment and Assumption Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 13, 2020)

10.14	Royalty Agreement by and between the Company and Chelexa BioSciences, Inc. dated May 14, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 13, 2020)

10.15	Novation Agreement by and among the Company, Chelexa BioSciences, Inc. and the University of Cincinnati dated May 14, 2020 (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 13, 2020)

10.16	Patent License Agreement by and between the Company and the George Washington University dated August 7, 2020 (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2020)

10.17	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 8, 2021)

10.18	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 8, 2021)

10.19	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 8, 2021)

10.20	Form of Common Stock Warrants (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2021)

10.21	Form of Pre-Funded Warrants (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 9, 2021)

10.22	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 9, 2021)

10.23	Form of Placement Agent Warrants (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 9, 2021)

10.24+	Employment Agreement by and between the Company and Robb Knie dated as of August 22, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025)

10.25+	Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.26+	Amendment No. 1 to Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2024)

10.27+	Form of Incentive Stock Option Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.28+	Form of Nonqualified Stock Option Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 21, 2023)

10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 15, 2023)

10.30	Form of Warrant Inducement Agreement (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

10.31+	Form of Incentive Stock Option Award pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025)

10.32+	Form of Nonstatutory Stock Option Award pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025)

10.33+	Form of Stock Unit Agreement pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025)

10.34+	Form of Restricted Stock Grant Agreement pursuant to the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025)

10.35+	Form of Restricted Stock Unit Award pursuant to the Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025)

10.36+	Amendment No. 2 to Hoth Therapeutics, Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 5, 2025)

14.1*	Hoth Therapeutics, Inc. Code of Business Conduct and Ethics

19.1	Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025)

21.1	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

23.1*	Consent of WithumSmith+Brown, PC

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2026.

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

Signature	Title	Date

/s/ Robb Knie	Chief Executive Officer, President and Director	March 27, 2026
Robb Knie	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	March 27, 2026
David Briones	(Principal Financial and Accounting Officer)

/s/ Wayne Linsley	Director	March 27, 2026
Wayne Linsley

/s/ David B. Sarnoff	Director	March 27, 2026
David B. Sarnoff

/s/ Chris Camarra	Director	March 27, 2026
Chris Camarra

/s/ Jeff Pavell	Director	March 27, 2026
Jeff Pavell