Form 10-Q
period 2026-03-31
Hoth Therapeutics, Inc.
filed 2026-05-15
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2026

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 14, 2026 was 19,127,643.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,047,198	$6,247,467
Prepaid expenses and other current assets	753,349	366,548
Crypto assets, at fair value	-	191,367
Deferred offering costs	57,171	57,171
Total Current Assets	4,857,718	6,862,553

NON-CURRENT ASSETS:
Prepaid expenses and other assets, net of current portion	699,420	699,420
Operating lease right-of-use asset, net	-	4,652
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	736,239	740,891

Total Assets	$5,593,957	$7,603,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,197,999	$823,674
Accrued expenses	234,592	623,323
Operating lease liability, current portion	-	5,678
Total Current Liabilities	1,432,591	1,452,675

Total Liabilities	1,432,591	1,452,675

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,270,499 and 15,514,312 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,627	1,551
Additional paid-in capital	79,719,138	79,017,730
Accumulated deficit	(75,571,808)	(72,879,343)
Accumulated other comprehensive income - foreign currency translation	12,409	10,831
Total Stockholders’ Equity	4,161,366	6,150,769

Total Liabilities and Stockholders’ Equity	$5,593,957	$7,603,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

NET REVENUES	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	1,519,002	1,958,602
General and administrative expenses	1,129,447	1,517,415

Total operating expenses	2,648,449	3,476,017

LOSS FROM OPERATIONS	(2,648,449)	(3,476,017)

OTHER INCOME (EXPENSES), NET:
Realized loss on crypto assets	(44,165)	-
Dividend and interest income	149	181

Total other income (expenses), net	(44,016)	181

NET LOSS	$(2,692,465)	$(3,475,836)

COMPREHENSIVE LOSS:
Net loss	$(2,692,465)	$(3,475,836)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,578	(497)

Total comprehensive loss	$(2,690,887)	$(3,476,333)

NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted	$(0.17)	$(0.27)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
Basic and diluted	15,792,337	12,727,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2025	15,514,312	$1,551	$79,017,730	$(72,879,343)	$10,831	$6,150,769
Common stock issued for cash, net	756,187	76	701,408	-	-	701,484
Cumulative translation adjustment- foreign currency translation	-	-	-	-	1,578	1,578
Net loss	-	-	-	(2,692,465)	-	(2,692,465)

Balance, March 31, 2026 (unaudited)	16,270,499	$1,627	$79,719,138	$(75,571,808)	$12,409	$4,161,366

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859
Common shares issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Common stock issued for cash, net	927,968	93	1,441,871	-	-	1,441,964
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment - foreign currency translation	-	-	-	-	(497)	(497)
Net loss	-	-	-	(3,475,836)	-	(3,475,836)

Balance, March 31, 2025 (unaudited)	13,170,715	$1,317	$75,415,913	$(63,885,877)	$8,566	$11,539,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,692,465)	$(3,475,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired patent, expensed	-	850,500
Stock-based compensation	-	219,929
Lease costs	(1,026)	4,354
Realized loss on crypto assets	44,165	-
Change in operating assets and liabilities:
Prepaid expenses	(386,801)	(370,577)
Accounts payable and accrued expenses	(14,406)	(16,395)

NET CASH USED IN OPERATING ACTIVITIES	(3,050,533)	(2,788,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of crypto assets	147,202	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	147,202	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	701,484	1,441,964
Proceeds from exercise of warrants	-	5,625,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	701,484	7,066,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,201,847)	4,278,939

Effect of exchange rate changes on cash and cash equivalents	1,578	(497)

CASH AND CASH EQUIVALENTS - beginning of period	6,247,467	7,038,923

CASH AND CASH EQUIVALENTS - end of period	$4,047,198	$11,317,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 – Organization and Description of Business Operations

Hoth Therapeutics, Inc. (together with its wholly-owned subsidiaries, merveille.ai, Rocket One Inc. and Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. The Company is a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. The Company is focused on developing (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); and (iii) a treatment and/or prevention for Alzheimer’s or other neuroinflammatory diseases (HT-ALZ). The Company also has assets being developed for (i) atopic dermatitis (also known as eczema) (BioLexa); (ii) a treatment for asthma and allergies using inhalational administration (HT-004); and (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA).

Going Concern Considerations

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. The Company has incurred losses and generated negative cash flows from operations since its inception. On March 31, 2026, the Company had an accumulated deficit of $75,571,808, cash and cash equivalents of $4,047,198, and working capital of $3,425,127. Net cash used in operating activities was $3,050,000 and $2,788,000 for the three months ended March 31, 2026 and 2025, respectively. We incurred net losses of approximately $2,692,000 and $3,476,000 for the three months ended March, 2026 and 2025, respectively. The Company has funded its operations from proceeds from the sale of equity securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

The Company does not believe its current cash is sufficient to fund operations for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements and the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future product candidates. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. These unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent (see Note 7). On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. On November 13, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $2,439,256 pursuant to a prospectus supplement dated November 13, 2025 for a current offering up to $4,821,200. On April 16, 2026, the amount that the Company could offer and sell pursuant to the ATM Agreement was updated pursuant to a prospectus supplement dated April 16, 2026 for a current offering up to approximately $1,555,000. During the three months ended March 31, 2026, the Company sold 756,187 shares of its common stock for net proceeds of $701,484, or $0.0393 per share.

On April 1, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 2,857,144 shares of common stock of the Company at a purchase price of $0.70 per share of common stock. For each share of common stock purchased by the investors, the Company, in a private placement pursuant to the Purchase Agreement, concurrently issued to such investors an unregistered warrant (each a “Warrant” and, collectively, the “Warrants”) to purchase one share of common stock at an exercise price of $0.85 per share. The Warrants are exercisable six months from the date of issuance (the “Initial Exercise Date”) for a period of five years from the Initial Exercise Date. Gross proceeds from the offering were approximately $2,000,000, and the Company received net proceeds of $1,611,879, after deducting placement agent’s fees and other offering expenses paid by the Company of $388,121. Additionally, in connection with the offering, the Company issued placement agent warrants to the designees of the placement agent, Wainwright, to purchase up to 142,857 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes (see Note 9 – Subsequent Events).

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai, which was incorporated under the laws of Nevada on October 4, 2023, Rocket One Inc., which was incorporated under the laws of Nevada on April 22, 2026 and Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to stock-based compensation, the valuation of common stock issued for research and development-acquired patent, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $4,047,198 and $6,247,467 as of March 31, 2026 and December 31, 2025, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to Federal Deposit Insurance Corporation insurance. Cash held in foreign bank accounts totaled approximately $97,000 and $96,000 as of March 31, 2026 and December 31, 2025, respectively.

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The fair value of the Company’s assets and liabilities, which would qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the three months ended March 31, 2026 and 2025, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

The Company may have lease agreements which contain both lease and non-lease components, which it has elected to account for as a single lease component. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, utilities, or other costs that are subject to fluctuation from period to period. Certain of the leases may contain an option to extend the term of the lease. The option to extend a lease is included in the lease term only when it is reasonably certain that the Company will elect that option. Additionally, the Company does not record ROU assets or lease liabilities for short-term leases that have a term of twelve months or less at lease commencement.

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

March 31, 2026

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

Digital Assets, at Fair Value

The Company’s digital assets primarily included Bitcoin (“BTC”), Ethereum (“ETH”) and Solana (“SOL”), which are actively traded on public exchanges. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., BTC) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.” As of March 31, 2026 and December 31, 2025, the Company did not own any digital intangible assets that did not fall within the scope of ASC 350-60.

Crypto assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement. Changes in fair value are recognized in the Company’s unaudited condensed consolidated statements of operations within “other income (expenses), net” for the period in which they occur.

Digital assets are classified on the condensed consolidated balance sheets based on management’s intent and the expected period of use or sale:

●	Current assets: Digital assets held for trading or intended to be sold within 12 months are classified as current assets.

●	Non-current assets: Digital assets held for investment or long-term strategic purposes are classified as non-current assets.

The fair value of each cryptocurrency holding is based on the closing market price on the reporting date.

As of December 31, 2025, the Company held $191,367 of crypto assets comprised of BTC, ETH and SOL, which are in the scope of ASC 350-60 at fair value. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to crypto assets. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the unaudited condensed consolidated statements of cash flows. As of March 31, 2026, the Company did not hold any crypto assets.

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

March 31, 2026

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. With the passing of this tax legislation, the most notable corporate tax issue that impacts the Company is the change to Internal Revenue Code (“IRC”) §174. Since 2022, the Company has been required to capitalize U.S. and foreign research and development expenditures in accordance with IRC §174 and amortize those costs over 5 years for U.S. costs and 15 years for foreign costs. The new legislation no longer requires U.S. research and development costs to be capitalized; however, foreign costs will continue to be capitalized and amortized over 15 years. U.S. costs that were capitalized in tax years 2022 through 2024 can be expensed. Pursuant to the OBBBA’s transition rules, in 2025, the Company elected to expense all unamortized domestic research and experimental (“R&E”) expenditures previously capitalized between 2022 and 2024. The Company continues to evaluate various elections available to the Company under OBBBA related to IRC §174 capitalized R&E expenditures. The effect of expensing all unamortized domestic R&E expenditures was to decrease the Company’s deferred tax assets and decrease the related valuation allowance.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Since the Company had a net loss in the periods presented, basic and diluted net loss per share of common stock are the same. The following were excluded from the computation of diluted shares outstanding due to the losses for each period presented, as they would have had an anti-dilutive impact on the Company’s net loss:

	Three Months Ended March 31,
Potentially dilutive securities	2026	2025
Warrants	1,683,820	1,444,389
Options	1,260,362	1,260,362
Total	2,944,182	2,704,751

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). During the three months ended March 31, 2026 and 2025, other comprehensive income (loss) was attributable to foreign currency translation adjustments.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. For the Company’s subsidiary with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income – foreign currency translation as a component of stockholders’ equity. Foreign currency translation adjustments arising from differences in exchange rates from period to period are recorded within “Accumulated other comprehensive income – foreign currency translation” in the condensed consolidated balance sheets.

Segment Reporting

On January 1, 2024, the Company adopted FASB ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company operates as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company and decides how to allocate resources based on loss from operations, managing cash flows and evaluating research and development and general and administrative expenses. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying notes to unaudited condensed consolidated financial statements.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Recent Accounting Pronouncements

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, during the year ended December 31, 2025 using a retrospective approach. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the unaudited condensed consolidated financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

Currently, management does not believe that any other recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – Crypto Assets, at Fair Value

As of March 31, 2026, the Company held no crypto assets.

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the condensed consolidated balance sheet as of December 31, 2025:

	Classification	Units Held	Cost Basis	Fair Value at December 31, 2025
Balance, December 31, 2025
BTC (Bitcoin)	Current	0.85673339	$100,000	$74,966
ETH (Ethereum)	Current	21.96726563	100,000	65,176
SOL (Solana)	Current	411.62365256	100,000	51,225
Total			$300,000	$191,367

Cost basis is equal to the cost of the crypto assets plus transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted crypto asset prices within the crypto assets principal market at the time of measurement.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

The following table represents a reconciliation of crypto assets held:

For the Three Months Ended March 31, 2026
Fair Value, December 31, 2025	$191,367
Crypto units sold, at fair value	(147,202)
Realized loss	(44,165)
Fair Value, March 31, 2026	$-

NOTE 4 – License and Patent Agreements

The following summarizes the Company’s research and development expenses for licenses and patents acquired (including stock-based compensation) during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
The George Washington University	$-	$1,250
North Carolina State University	-	937
University of Cincinnati	-	625
Patent applications acquired	-	1,250,500
	$-	$1,253,312

The George Washington University

During the three months ended March 31, 2026 and 2025, the Company recorded expenses of $0 and $1,250, respectively, related to license fees pursuant to the patent license agreement with The George Washington University (“GW”) dated February 1, 2020 and the patent license agreement with GW dated August 7, 2020.

North Carolina State University

During the three months ended March 31, 2026 and 2025, the Company recorded expenses of $0 and $937, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

Chelexa Biosciences, Inc. and the University of Cincinnati

During the three months ended March 31, 2026 and 2025, the Company recognized expenses of $0 and $625, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and Chelexa Biosciences, Inc. dated May 14, 2020.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Patent Application Acquisition Agreement

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30, LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock with a fair value of $850,500 for an aggregate purchase price of $1,250,500. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on the closing price of the Company’s common stock. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The patent applications acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity). The acquired IPRD intangible asset will be used in research and development projects which have been determined to not have alternative future use at the acquisition date and was expensed immediately. Accordingly, during the three months ended March 31, 2026 and 2025, the Company recorded $0 and $1,250,500 in research and development expenses, respectively.

NOTE 5 – Fair Value of Financial Assets and Liabilities

The following tables present the Company’s assets and liabilities that are measured at fair value on March 31, 2026 and December 31, 2025:

	Fair value measured on March 31, 2026
	Total at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in joint ventures	$36,819	$—	$—	$36,819

	Fair value measured on December 31, 2025
	Total at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Crypto assets	$191,367	$191,367	$—	$—
Investment in joint ventures	$36,819	$—	$—	$36,819

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

Investment in joint venture for the three months ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$36,819

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

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of March 31, 2026 and December 31, 2025, valued its 220,000 Zylö shares at $36,740, or at a price at $0.167 and $0.167 per share, respectively. This value was ratified by Zylö’s board of directors in February 2024.

On February 23, 2024, the Company acquired 22,000 shares of Class B common stock of Atticus Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-10 ratio of current shares and was instructed, on July 3, 2024, that the 409A valuation of the shares was $79, or $0.0036 per share, pursuant to the February 2024 valuation ratified by Zylö’s board of directors.

On September 23, 2025, the Company received 110,000 shares of Class N common stock of Finch Pharma, a subsidiary of Zylö Therapeutics, based upon a 1-for-2 ratio of current shares and was instructed, on January 26, 2026, that a 409A valuation of $0.036 on each Class C common stock was done on September 23, 2025. Given that these shares have voting rights and the Class N common stock owned by the Company do not, management reduced the value to $0.034 per share of Class N common stock, reflecting the 3-5% premium typically attributed to voting rights, valuing the shares at $3,740. The Finch Pharma shares were received for no consideration, and accordingly, the Company did not increase its investment in Zylö for such shares.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The consolidated investment in Zylö was valued at $36,819 and $36,819 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 6 – Prepaid Expenses and Other Assets

As of March 31, 2026 and December 31, 2025, prepaid expenses and other assets consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Prepaid clinical trial expenses	$1,147,830	$987,605
Prepaid insurance	191,042	40,008
R&D credit receivable	7,590	11,707
Other prepaid expenses	106,307	26,648
Total	1,452,769	1,065,968
Prepaid expenses and other assets, current portion	(753,349)	(366,548)
Prepaid expenses and other assets, long-term portion	$699,420	$699,420

NOTE 7 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of March 31, 2026 and December 31, 2025, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of March 31, 2026 and December 31, 2025, no shares of Series A Convertible Preferred Stock were issued and outstanding.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of March 31, 2026 and December 31, 2025, no shares of Series B Preferred Stock were issued and outstanding.

Warrants

On March 27, 2024, as an inducement to exercise certain warrants, the Company issued new unregistered warrants to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $1.50 per share (the “April 2024 Inducement Warrants”). On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants for cash proceeds of $5,625,000.

A summary of warrant activity for the three months ended March 31, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,740,752	$4.38	$—	2.37
Expired	(56,932)	56.25	—	—
Outstanding as of March 31, 2026	1,683,820	2.63	—	2.21
Warrants exercisable as of March 31, 2026	1,683,820	$2.63	$—	2.21

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

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. On November 13, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $2,439,256 pursuant to a prospectus supplement dated November 13, 2025 for a current offering up to $4,821,200. On April 16, 2026, the amount that the Company could offer and sell pursuant to the ATM Agreement was updated pursuant to a prospectus supplement to a registration statement on Form S-3 (File No. 333-291566) dated April 16, 2026 for a current offering up to approximately $1,555,000. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,790,780 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein.

During the three months ended March 31, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 927,968 shares of its common stock for net proceeds of $1,441,964.

2026

During the three months ended March 31, 2026, pursuant to the ATM Agreement, the Company issued an aggregate of 756,187 shares of its common stock for net proceeds of $701,484.

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Hoth Therapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) initially reserving 40,000 shares of the Company’s common stock for issuance thereunder. The 2018 Plan became effective on May 14, 2018 upon written approval of the 2018 Plan by shareholders holding a majority of the Company’s voting capital. The 2018 Plan provides that on the first day of each fiscal year commencing on January 1, 2019, the share limit (as defined in the 2018 Plan) and the ISO Limit (as defined in the 2018 Plan) shall automatically be increased by that number of shares equal to the lowest of (i) 10,000 shares of common stock, (ii) 5% of the number of shares of the Company’s common stock outstanding as of such date and (iii) an amount determined by the compensation committee of the board of directors (the “Committee”).

The Committee increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the Committee further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. On January 5, 2026, the Committee further increased the number of shares reserved for issuance under the 2018 plan from 186,878 shares to 196,878 shares. As of March 31, 2026, there were 10,738 shares of Company common stock available for grant under the 2018 Plan.

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On May 15, 2024, the Committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 500,000 shares from 591,317 shares to 1,091,317 shares (“2024 Increase”). The 2024 Increase was approved by shareholders of the Company on August 7, 2024.

On May 9, 2025, the Committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 2,000,000 shares from 1,091,317 shares to 3,091,317 shares (“2025 Increase”). The 2025 Increase was approved by shareholders of the Company on August 5, 2025.

On August 27, 2025, the Committee granted 800,000 shares of restricted stock with a cost basis of $1.21 per share, to the Company’s Chief Executive Officer. Such shares were fully vested on the grant date.

As of March 31, 2026, there were 1,201,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

On April 30, 2026, the Committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 3,250,000 shares from 3,091,317 shares to 6,341,317 shares (“2026 Increase”). The 2026 Increase remains subject to shareholder approval.

Stock Options

On January 14, 2025, pursuant to and subject to the available number of shares reserved under the 2018 Plan, the Company issued options to the Company’s Chief Executive Officer to purchase up to 93,000 shares of the Company’s common stock at an exercise price of $1.55 per share. Additionally, on January 14, 2025, pursuant to and subject to the available number of shares reserved under the Amended and Restated 2022 Plan, the Company issued options to the Company’s Chief Executive Officer and an employee to purchase up to an aggregate of 77,000 shares of the Company’s common stock at an exercise price of $1.55 per share. The options vested immediately in full upon grant and expire on January 14, 2035. The aggregate grant date fair value of these options was $219,929, which was recorded as stock-based compensation in January 2025.

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Exercise price	$-	$1.55
Term (years)	-	5.0
Expected stock price volatility	-	118.32%
Risk-free rate of interest	-	4.59%

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

A summary of option activity under the Company’s equity incentive plans for the three months ended March 31, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,260,362	$4.34	$111,250	8.2
Employee options issued	—	—	—	—
Expired	—	—	—	—
Outstanding as of March 31, 2026	1,260,362	$4.34	$40,300	7.9
Options vested and exercisable as of March 31, 2026	1,260,362	$4.34	$40,300	7.9

A summary of stock options outstanding as of March 31, 2026 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	1,183,000	8.0	$1.24
$14.75 to $76.25	62,562	5.4	$32.95
Above $76.25	14,800	3.7	$131.50
Options outstanding and exercisable as of March 31, 2026	1,260,362	7.9	$4.34

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Employee stock option awards	$-	$219,929
	$-	$219,929

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

For the three months ended March 31, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$-	$-
General and administrative	-	219,929
	$-	$219,929

NOTE 8 – Commitments and Contingencies

Office Lease

Effective November 2023, the Company leased office space for a two-year term. The Company’s office lease contained a renewal option. The Company evaluated several factors in assessing whether there is reasonable certainty that the Company will exercise its contractual renewal option concluding that it is not reasonably certain to exercise such option. As it is not reasonably certain to be exercised, the Company excluded the renewal term in determining the lease term used in calculating the ROU asset and lease liability. On December 9, 2024, the Company and the landlord entered into a lease agreement (the “December 2024 Lease”). Pursuant to the December 2024 Lease, effective December 20, 2024, the Company leased office space for a term of 14 months, expiring on February 28, 2026. Pursuant to the December 2024 Lease, the Company paid a monthly base rent of $2,732 from March 1, 2025 through February 2026. Effective January 1, 2026, the Company entered into a second amendment to its lease agreement. Pursuant to the second amendment to the lease agreement, the Company renewed its lease for a one-year term expiring on December 31, 2026. Right-of-use assets and obligations for leases with an initial term of 12 months or less are considered short term and are (a) not recognized in the balance sheet and (b) recognized as an expense on a straight-line basis over the lease term.

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operation and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$4,652	$7,415
Short-term lease expense	6,210	5,660
Total lease cost	$10,862	$13,075

Right-of-use asset for operating leases was recorded in the condensed consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Office lease right-of-use asset	$-	$31,075
Less accumulated amortization	-	(26,423)
Total right-of-use asset, net	$-	$4,652

HOTH THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Operating lease liability for operating leases was recorded in the condensed consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025
Current portion of operating lease liability	$—	$5,678
Long-term portion of operating lease liability	—	—
Total operating lease liability	$—	$5,678

Supplemental cash flow information related to the Company’s leases for the three months ended March 31, 2026 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,678

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

On April 1, 2026, the Company entered into a Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to sell to such investors 2,857,144 shares of common stock of the Company at a purchase price of $0.70 per share of common stock. For each share of common stock purchased by the investors, the Company, in a private placement pursuant to the Purchase Agreement, concurrently issued to such investors Warrants to purchase one share of common stock at an exercise price of $0.85 per share. The Warrants are exercisable six months from the date of issuance (the “Initial Exercise Date”) for a period of five years from the Initial Exercise Date. In connection with the offering, gross proceeds were approximately $2,000,000, and the Company received net proceeds of $1,611,879, after deducting placement agent’s fees and other offering expenses paid by the Company of $388,121. Additionally, in connection with the offering, the Company issued Placement Agent Warrants to the designees of the placement agent, Wainwright, to purchase up to 142,857 shares of common stock. The Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031.

On April 16, 2026, the Company filed a prospectus supplement to update the total offering available under the ATM Agreement to approximately $1,555,000.

On April 22, 2026, the Company formed a new wholly-owned subsidiary, Rocket One, Inc., which was incorporated under the laws of Nevada.

On April 30, 2026, the Company’s compensation committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 3,250,000 shares from 3,091,317 shares to 6,341,317 shares (the “2026 Increase”). The 2026 Increase remains subject to shareholder approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Recent Developments

On April 1, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 2,857,144 shares of common stock of the Company at a purchase price of $0.70 per share of common stock. For each share of common stock purchased by the investors, the Company, in a private placement pursuant to the Purchase Agreement, concurrently issued to such investors an unregistered warrant (each a “Warrant” and, collectively, the “Warrants”) to purchase one share of common stock at an exercise price of $0.85 per share. The Warrants are exercisable six months from the date of issuance (the “Initial Exercise Date”) for a period of five-years from the Initial Exercise Date. In connection with the offering, gross proceeds were approximately $2,000,000, and the Company received net proceeds of $1,611,879, after deducting placement agent’s fees and other offering expenses paid by the Company of $388,121. Additionally, in connection with the offering, the Company issued placement agent warrants to the designees of the placement agent, Wainwright, to purchase up to 142,857 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2026 and 2025

Operating Costs and Expenses

Research and Development Expenses

For the three months ended March 31, 2026, research and development expenses were approximately $1,519,000. Specifically, during the three months ended March 31, 2026, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1,431,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $12,000 related to manufacturing and preclinical activities; and (iii) HT-VA approximately $45,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $31,000 payable to members of our scientific advisory board for services.

For the three months ended March 31, 2025, research and development expenses were approximately $1,959,000. Specifically, during the three months ended March 31, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $459,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $198,000 related to manufacturing and preclinical activities; and (iii) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $37,000 payable to members of our scientific advisory board for services and recorded approximately $1,253,000 of in-process research and development expenses in connection with the acquisition of patent applications.

We expect our research and development activities to continue to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

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

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses amounted to approximately $1,129,000 as compared to $1,517,000 for the three months ended March 31, 2025, a decrease of $388,000, or 25.6%. For the three months ended March 31, 2026 and 2025, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Three Months Ended March 31,
	2026	2025
Compensation and related expenses	$394,000	$650,000
Professional and consulting expenses	552,000	670,000
Rent expense	10,000	13,000
Other general and administrative expenses	173,000	184,000
Total	$1,129,000	$1,517,000

During the three months ended March 31, 2026, the decrease in general and administrative expenses of approximately $388,000 was primarily attributed to (1) a decrease in compensation and related expenses of $256,000, primarily attributable to a decrease in stock-based compensation of approximately $220,000 in connection with the issuance of stock options during the three months ended March 31, 2025 as compared none during the three months ended March 31, 2026, and a decrease in other compensation and related expenses of $33,000, (2) during the three months ended March 31, 2026, professional and consulting expenses decreased by approximately $118,000 which was primarily attributable to a decrease in legal and consulting fees of approximately $48,000 and a decrease in accounting fees of approximately $76,000, offset by an increase in directors’ fees of approximately $6,000, (3) a decrease in rent expense of $3,000, and (4) a decrease in other general and administrative expenses of $11,000.

We anticipate that our general and administrative expenses will continue to increase in future periods, reflecting continued and increasing costs associated with:

●	support for our research and development activities;

●	stock compensation granted to key employees and non-employees;

●	support of business development activities; and

●	increased professional fees and other costs associated with regulatory requirements that we are subject to.

Other Income (Expenses), net

For the three months ended March 31, 2026, other expense, net was approximately $44,000, which resulted from the recording of a realized loss of crypto assets of $44,000.

For the three months ended March 31, 2025, other income, net was approximately $181, which resulted from interest income.

Net Loss

For the three months ended March 31, 2026 and 2025, we incurred a net loss of approximately $2,692,000, or $0.17 per common share (basic and diluted), and $3,476,000, or $0.27 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to raise additional capital to fund our research and development (“R&D”) activities and meet our obligations on a timely basis. To date we have funded our operations primarily through the sale of equity and debt securities. As of March 31, 2026, we had approximately $4,047,000 in cash and cash equivalents, working capital of approximately $3,425,000 and an accumulated deficit of approximately $75,572,000. Net cash used in operating activities was $3,050,000 and $2,788,000 for the three months ended March 31, 2026 and 2025, respectively. We incurred net losses of approximately $2,692,000 and $3,476,000 for the three months ended March, 2026 and 2025, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue our pre-clinical and clinical development of our product candidates. We have not yet commercialized any products and have never generated any revenue from product sales. We do not believe that our existing cash as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our unaudited condensed consolidated financial statements are available to be issued. If funding is not available, or not available on terms acceptable to the Company, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these consolidated financial statements are issued. Our unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock having an aggregate sales price of up to $2,700,000 through Wainwright as the sales manager pursuant to our effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On February 7, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $5,000,000 pursuant to a prospectus supplement dated February 7, 2025. On November 13, 2025, the amount that the Company could offer and sell pursuant to the ATM Agreement was increased by $2,439,256 pursuant to a prospectus supplement dated November 13, 2025 for a current offering up to $4,821,200. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,790,780 and (2) the termination of the ATM Agreement by either us or Wainwright, as set forth therein. During the three months ended March 31, 2026, we issued an aggregate of 756,187 shares of our common stock for net proceeds of approximately $701,000, after deducting sales agent commissions and other offering expenses payable by us pursuant to the ATM Agreement. On April 16, 2026, the amount that the Company could offer and sell pursuant to the ATM Agreement was updated pursuant to a prospectus supplement to a registration statement on Form S-3 (File No. 333-291566) dated April 16, 2026 for a current offering up to approximately $1,555,000. The offering of shares pursuant to the ATM Agreement will terminate on the earlier of (1) the sale, pursuant to the ATM Agreement, of shares having an aggregate offering price of $7,790,780 and (2) the termination of the ATM Agreement by either the Company or Wainwright, as set forth therein.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was approximately $3,050,000, which primarily resulted from a net loss of approximately $2,692,000, an increase in prepaid expenses and other current assets of approximately $387,000 a decrease in accounts payable and accrued expenses of approximately $14,000, and a decrease in lease costs of $1,000, offset by approximately $44,000 of realized loss on crypto assets.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $2,788,000, which primarily resulted from a net loss of approximately $3,476,000, offset by approximately $851,000 of non-cash research and development-acquired patent, $220,000 in stock-based compensation and a lease costs of $4,000, an increase in prepaid expenses and other current assets of $371,000 and a decrease in accounts payable and accrued expenses of $16,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, the Company received proceeds of $147,000 from the sale of crypto assets.

The Company did not have any cash flows from investing activities for the three months ended March 31, 2025.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was approximately $701,000, which resulted from net proceeds from the issuance of common stock of approximately $701,000.

For the three months ended March 31, 2025, net cash provided by financing activities was approximately $7,067,000, which resulted from net proceeds from the issuance of common stock of $1,442,000 and proceeds from the exercise of warrants of approximately $5,625,000.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our  principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026 (“Annual Report”), as subsequently updated, amended or superseded by our other filings made with the SEC. There have been no material changes in our risk factors from those previously disclosed in our Annual Report and other filings made with the SEC. You should carefully consider the risks in our filings with the SEC which could materially affect our business, financial condition or future results. The risks in our SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOTH THERAPEUTICS, INC.

Date: May 15, 2026	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)