Form 10-Q
period 2026-06-30
Rocket One Inc.
filed 2026-08-14
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 001-38803

Rocket One Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1553794
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

720 Monroe Street, Suite E514, Hoboken, NJ	07030
(Address of principal executive offices)	(Zip Code)

(866) 239-7459

(Registrant’s telephone number, including area code)

Hoth Therapeutics, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RKTO	The Nasdaq Stock Market LLC

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 14, 2026 was 24,897,581.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues,” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in this Quarterly Report on Form 10-Q. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies, including our strategic repositioning;

●	the development potential of the licensed technologies and the suitability of those technologies for orbital, defense, and other applications;

●	anticipated future operations and market opportunities;

●	risks related to market acceptance of our products and technologies;

●	intellectual property risks;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products and technologies, pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products, technologies and markets;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions and tariffs and other trade barriers;

●	government regulations;

●	our cash needs and financing plans;

-ii-

●	our ability to execute our growth strategy and scale our operations efficiently, including managing costs, timelines, and operational complexity;

●	our ability to design, develop and successfully commercialize new and innovative technologies, products, and services;

●	the amount, nature and timing of our capital expenditures and the impact of such capital expenditures on our growth and performance, including our ability to fund such expenditures, manage costs and achieve expected returns on investment;

●	our ability to obtain and maintain required regulatory approvals, licenses and authorizations in the United States and internationally, and the timing, scope, and conditions of such approvals;

●	the competitive landscape in the industries in which we operate and our ability to compete effectively;

●	the implementation, interpretation, and impact of current or future regulations including laws and regulations relating to space operations, communications, AI, data privacy, and other areas;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	compromise, damage or interruptions from cybersecurity incidents or other data or system security risks;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	the ultimate impact of any public health crisis on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole; and

●	risks associated with our reliance on third-party organizations.

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

-iii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,891,911	$6,247,467
Prepaid expenses and other current assets	689,009	366,548
Crypto assets, at fair value	-	191,367
Deferred offering costs	-	57,171
Total Current Assets	8,580,920	6,862,553

NON-CURRENT ASSETS:
Prepaid expenses and other assets, net of current portion	967,135	699,420
Operating lease right-of-use asset, net	-	4,652
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	1,003,954	740,891

Total Assets	$9,584,874	$7,603,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,003,947	$823,674
Accrued expenses	379,786	623,323
Operating lease liability, current portion	-	5,678
Total Current Liabilities	1,383,733	1,452,675

Total Liabilities	1,383,733	1,452,675

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,184,634 and 15,514,312 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2,318	1,551
Additional paid-in capital	87,593,941	79,017,730
Accumulated deficit	(79,406,459)	(72,879,343)
Accumulated other comprehensive income	11,341	10,831
Total Stockholders’ Equity	8,201,141	6,150,769

Total Liabilities and Stockholders’ Equity	$9,584,874	$7,603,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET REVENUES	$-	$-	$-	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	1,955,374	1,039,713	3,474,376	2,998,315
General and administrative expenses	1,879,426	1,159,936	3,008,873	2,677,351

Total operating expenses	3,834,800	2,199,649	6,483,249	5,675,666

LOSS FROM OPERATIONS	(3,834,800)	(2,199,649)	(6,483,249)	(5,675,666)

OTHER INCOME (EXPENSES), NET:
Realized loss on crypto assets	-	-	(44,165)	-
Interest income	149	173	298	354

Total other income (expenses), net	149	173	(43,867)	354

NET LOSS	$(3,834,651)	$(2,199,476)	$(6,527,116)	$(5,675,312)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.19)	$(0.17)	$(0.356)	$(0.44)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	20,547,977	13,180,243	18,183,292	12,959,901

COMPREHENSIVE LOSS:
Net loss	$(3,834,651)	$(2,199,476)	$(6,527,116)	$(5,675,312)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,068)	3,478	510	2,981

Total comprehensive loss	$(3,835,719)	$(2,195,998)	$(6,526,606)	$(5,672,331)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2025	15,514,312	$1,551	$79,017,730	$(72,879,343)	$10,831	$6,150,769
Common stock issued for cash, net	756,187	76	701,408	-	-	701,484
Cumulative translation adjustment	-	-	-	-	1,578	1,578
Net loss	-	-	-	(2,692,465)	-	(2,692,465)

Balance, March 31, 2026 (unaudited)	16,270,499	1,627	79,719,138	(75,571,808)	12,409	4,161,366
Common stock issued for cash, net	3,436,991	343	5,145,236	-	-	5,145,579
Common stock and warrants issued for cash, net	2,857,144	286	1,611,594	-	-	1,611,880
Issuance of common stock for professional fees	620,000	62	492,488	-	-	492,550
Stock-based stock option expense	-	-	625,485	-	-	625,485
Cumulative translation adjustment	-	-	-	-	(1,068)	(1,068)
Net loss	-	-	-	(3,834,651)	-	(3,834,651)

Balance, June 30, 2026 (unaudited)	23,184,634	$2,318	$87,593,941	$(79,406,459)	$11,341	$8,201,141

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859
Common shares issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Common stock issued for cash, net	927,968	93	1,441,871	-	-	1,441,964
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment	-	-	-	-	(497)	(497)
Net loss	-	-	-	(3,475,836)	-	(3,475,836)

Balance, March 31, 2025 (unaudited)	13,170,715	1,317	75,415,913	(63,885,877)	8,566	11,539,919
Issuance of warrants for professional fees	-	-	333,150	-	-	333,150
Common stock issued for cash, net	63,312	6	66,095	-	-	66,101
Cumulative translation adjustment	-	-	-	-	3,478	3,478
Net loss	-	-	-	(2,199,476)	-	(2,199,476)

Balance, June 30, 2025 (unaudited)	13,234,027	$1,323	$75,815,158	$(66,085,353)	$12,044	$9,743,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,527,116)	$(5,675,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired patent, expensed	-	850,500
Stock-based compensation	625,485	219,929
Stock-based professional fees	51,594	55,525
Lease costs	(1,026)	3,245
Realized loss on crypto assets	44,165	-
Changes in operating assets and liabilities:
Prepaid expenses	(149,220)	(155,221)
Accounts payable and accrued expenses	(63,264)	(459,527)

NET CASH USED IN OPERATING ACTIVITIES	(6,019,382)	(5,160,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of crypto assets	147,202	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	147,202	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	5,847,063	1,508,065
Proceeds from issuance of common stock and warrants, net of offering costs	1,669,051	-
Proceeds from exercise of warrants	-	5,625,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,516,114	7,133,065

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,643,934	1,972,204

Effect of exchange rate changes on cash and cash equivalents	510	2,981

CASH AND CASH EQUIVALENTS - beginning of period	6,247,467	7,038,923

CASH AND CASH EQUIVALENTS - end of period	$7,891,911	$9,014,108

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$492,550	$-
Reclassification of deferred offering costs to additional paid-in capital	$57,171	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 1 – Organization and Description of Business Operations

Rocket One Inc. (together with its wholly-owned subsidiaries, merveille.ai, Hoth Therapeutics LLC, Rocket One.0 Inc, and Hoth Therapeutics Australia Pty Ltd, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. On May 26, 2026, the Company changed its name from Hoth Therapeutics, Inc. to Rocket One Inc. The Company is an Artificial Intelligence (“AI”) semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. The Company is focused on developing (i) a nanomagnetic matrix multiplier; (ii) Skyrmion Spintronic memory; and (iii) Swarm Stage AI. The Company also has preclinical and clinical assets that will be developed under its wholly owned subsidiary Hoth Therapeutics LLC for (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA); and (iv) a treatment for Alzheimer’s Disease (HT-ALZ).

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations on a timely basis. The Company has incurred losses and generated negative cash flows from operations since its inception. On June 30, 2026, the Company had an accumulated deficit of $79,406,459, cash and cash equivalents of $7,891,911 and working capital of $7,197,187. Net cash used in operating activities was $6,019,382 and $5,160,861 for the six months ended June 30, 2026 and 2025, respectively. The Company incurred net losses of $6,527,116 and $5,675,312 for the six months ended June 30, 2026 and 2025, respectively. The Company has funded its operations from proceeds from the sale of equity securities. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

The Company believes its current cash is sufficient to fund operations for at least the next 12 months from the issuance date of these unaudited condensed consolidated financial statements. However, the Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to develop and seek regulatory approvals for the Company’s current and future products and technologies. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock through Wainwright as the sales agent (see Note 7). The aggregate market value of the shares of common stock eligible for sale is currently $5,257,000. From November 8, 2024 through August 13, 2026, the Company sold 9,825,684 shares of common stock through the ATM Agreement which resulted in approximately $13.56 million in gross proceeds. During the six months ended June 30, 2026, the Company sold an aggregate of 4,193,178 shares of its common stock for net proceeds of $5,847,063, or $1.40 per share.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

On April 1, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 2,857,144 shares of common stock of the Company at a purchase price of $0.70 per share of common stock. For each share of common stock purchased by the investors, the Company, in a private placement pursuant to the Purchase Agreement, concurrently issued to such investors an unregistered warrant (each a “Warrant” and, collectively, the “Warrants”) to purchase one share of common stock at an exercise price of $0.85 per share. The Warrants are exercisable six months from the date of issuance (the “Initial Exercise Date”) for a period of five years from the Initial Exercise Date. Gross proceeds from the offering were approximately $2,000,000, and the Company received net proceeds of $1,611,880, after deducting placement agent’s fees and other offering expenses paid by the Company of $388,121. Additionally, in connection with the offering, the Company issued placement agent warrants to the designees of the placement agent, Wainwright, to purchase up to 142,857 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes (see Note 7 – Stockholders’ Equity).

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai, which was incorporated under the laws of Nevada on October 4, 2023, Rocket One.0 Inc., which was incorporated under the laws of Nevada on April 22, 2026, Hoth Therapeutics LLC, a limited liability company which was formed under the laws of Nevada on June 17, 2026, and Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to stock-based compensation, the valuation of common stock issued for services, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $7,891,911 and $6,247,467 as of June 30, 2026 and December 31, 2025, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to Federal Deposit Insurance Corporation insurance. Cash held in foreign bank accounts totaled approximately $91,000 and $96,000 as of June 30, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the six months ended June 30, 2026 and 2025, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

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

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Digital Assets, at Fair Value

The Company’s digital assets primarily included Bitcoin (“BTC”), Ethereum (“ETH”) and Solana (“SOL”), which are actively traded on public exchanges. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., BTC) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.” As of June 30, 2026 and December 31, 2025, the Company did not own any digital intangible assets that did not fall within the scope of ASC 350-60.

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

As of December 31, 2025, the Company held $191,367 of crypto assets comprised of BTC, ETH and SOL, which are in the scope of ASC 350-60 at fair value. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to crypto assets. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the unaudited condensed consolidated statements of cash flows. As of June 30, 2026, the Company did not hold any crypto assets.

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

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

	Six Months Ended June 30,
Potentially dilutive securities	2026	2025
Warrants	4,683,821	1,740,752
Options	2,310,362	1,260,362
Total	6,994,183	3,001,114

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

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are classified as liability and are required to be recorded at their initial fair value on the date of issuance, and each condensed consolidated balance sheet date thereafter.

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). During the three and six months ended June 30, 2026 and 2025, other comprehensive income (loss) was attributable to foreign currency translation adjustments.

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

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Segment Reporting

On January 1, 2024, the Company adopted FASB ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. Through March 31, 2026, the Company operated as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. During the three months ended June 30, 2026, the Company began the process of transitioning primarily into an AI semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. Accordingly, beginning in the second quarter of 2026, the Company began operating in two reportable segments which consist of (1) a clinical-stage biopharmaceutical company, herein known as the “Biopharmaceutical” segment, and (2) an AI semiconductor infrastructure and other technologies company, herein known as the “AI Infrastructure and Technologies” segment. The Company has determined that these reportable segments are strategic business units that offer different products. These reportable segments shall be managed separately based on the fundamental differences in their operations.

In accordance with ASC 280, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company and decides how to allocate resources based on loss from operations, managing cash flows and evaluating research and development and general and administrative expenses. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. The Company has enhanced its segment disclosures in this report to include the presentation of two segments. The adoption of this ASU only affects the Company’s disclosures with no impact on its consolidated financial condition or results of operations.

Recent Accounting Pronouncements

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, during the year ended December 31, 2025 using a retrospective approach. The ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 had no impact on the Company’s unaudited condensed consolidated financial statements.

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

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 3 – Crypto Assets, at Fair Value

As of June 30, 2026, the Company held no crypto assets.

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

The following table represents a reconciliation of crypto assets held:

For the Three and Six Months Ended June 30, 2026
Fair Value, December 31, 2025	$191,367
Crypto units sold, at fair value	(147,202)
Realized loss	(44,165)
Fair Value, June 30, 2026	$-

NOTE 4 – License, Patents, Software and Other Technologies Agreements

The following summarizes the Company’s research and development expenses for licenses, patents, software and other technologies acquired (including stock-based compensation) during the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
The George Washington University	$-	$1,250	$-	$2,500
North Carolina State University	-	938	-	1,875
University of Cincinnati	-	2,708	-	3,333
Virginia Commonwealth University	10,000	-	10,000	-
U.S. Department of Veterans Affairs	37,500	-	37,500	-
Patent applications, software and other technologies acquired	210,000	-	210,000	1,250,500
	$257,500	$4,896	$257,500	$1,258,208

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The George Washington University

During the three and six months ended June 30, 2026, the Company recorded expenses of $0 and $0, respectively, related to license fees pursuant to the patent license agreement with The George Washington University (“GW”) dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020.

During the three and six months ended June 30, 2025, the Company recorded expenses of $1,250 and $2,500, respectively, related to license fees pursuant to the GW Patent License Agreement and the patent license agreement with GW dated August 7, 2020.

North Carolina State University

During the three months ended June 30, 2026 and 2025, the Company recorded expenses of $0 and $938, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

During the six months ended June 30, 2026 and 2025, the Company recorded expenses of $0 and $1,875, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

University of Cincinnati

During the three months ended June 30, 2026 and 2025, the Company recognized expenses of $0 and $2,708, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and the University of Cincinnati dated May 14, 2020.

During the six months ended June 30, 2026 and 2025, the Company recognized expenses of $0 and $3,333, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and the University of Cincinnati dated May 14, 2020.

Virginia Commonwealth University

During the three and six months ended June 30, 2026 and 2025, the Company recognized expenses of $10,000 and $0, respectively, for license fees associated with the Exclusive License Agreement by and between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 15, 2026 (the “VCU License Agreement”).

During the three and six months ended June 30, 2025, the Company did not recognize any expenses for license fees associated with the VCU License Agreement.

U.S. Department of Veterans Affairs

During the three and six months ended June 30, 2026 and 2025, the Company recognized expenses of $37,500 and $0, respectively, for license fees associated with the exclusive license agreement by and between the Company and the U.S. Department of Veterans Affairs dated December 9, 2024 (the “VA Agreement”).

During the three and six months ended June 30, 2025, the Company did not recognize any expenses for license fees associated with the VA Agreement.

Patent Applications, Software and Other Technologies

During the six months ended June 30, 2026 and 2025, the Company recorded $0 and $1,250,500, respectively, for research and development expenses, associated with the Patent Application Acquisition Agreement by and between the Company and Med30 LLC dated January 13, 2025.

On June 18, 2026, the Company entered into an Asset Purchase Agreement with Skystage, Inc., whereby the Company purchased software and related technologies for the delivery of custom drone light shows using drone cluster technologies for $210,000 in cash. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The software and technologies acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such when there is no substantive process in the acquired entity). The acquired IPRD intangible assets will be used in research and development projects which have been determined to not have alternative future use at the acquisition date and was expensed immediately. Accordingly, during the three and six months ended June 30, 2026, the Company recorded $210,000 in research and development expenses.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 5 – Fair Value of Financial Assets and Liabilities

The following tables present the Company’s assets and liabilities that are measured at fair value on June 30, 2026 and December 31, 2025:

	Fair value measured on June 30, 2026
	Total at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in joint ventures	$36,819	$-	$-	$36,819

	Fair value measured on December 31, 2025
	Total at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Crypto assets	$191,367	$191,367	$-	$-
Investment in joint ventures	$36,819	$-	$-	$36,819

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s level 3 financial assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025:

Investment in joint venture for the three months ended June 30, 2026 and 2025

	For the Three Months Ended June 30,
	2026	2025
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$36,819

Investment in joint venture for the six months ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
	2026	2025
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$36,819

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of June 30, 2026 and December 31, 2025, valued its 220,000 Zylö shares at $36,740, or at a price of $0.167 per share. This value was ratified by Zylö’s board of directors in February 2024.

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

The consolidated investment in Zylö was valued at $36,819 and $36,819 as of June 30, 2026 and December 31, 2025, respectively.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

NOTE 6 – Prepaid Expenses and Other Assets

As of June 30, 2026 and December 31, 2025, prepaid expenses and other assets consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Prepaid clinical trial expenses	$980,861	$987,605
Prepaid stock-based compensation	440,956	-
Prepaid insurance	142,539	40,008
R&D credit receivable	7,590	11,707
Other prepaid expenses	84,198	26,648
Total	1,656,144	1,065,968
Prepaid expenses and other assets, current portion	(689,009)	(366,548)
Prepaid expenses and other assets, long-term portion	$967,135	$699,420

NOTE 7 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of June 30, 2026 and December 31, 2025, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of June 30, 2026 and December 31, 2025, no shares of Series A Convertible Preferred Stock were issued and outstanding.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of June 30, 2026 and December 31, 2025, no shares of Series B Preferred Stock were issued and outstanding.

Common Shares

2025

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants (as defined below) for cash proceeds of $5,625,000. See Warrants section below.

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30 LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on quoted closing price of the Company’s common stock (see Note 4).

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The aggregate market value of the shares of common stock eligible for sale is currently $5,257,000. From November 8, 2024 through August 13, 2026, the Company sold 9,825,684 shares of common stock through the ATM Agreement which resulted in approximately $13.56 million in gross proceeds.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

During the three months ended June 30, 2025, pursuant to the ATM Agreement, the Company issued an aggregate of 63,312 shares of its common stock for net proceeds of $66,101.

2026

During the three months ended June 30, 2026, pursuant to the ATM Agreement, the Company issued an aggregate of 3,436,991 shares of its common stock for net proceeds of $5,145,579.

On April 1, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company sold to such investors 2,857,144 shares of common stock of the Company at a purchase price of $0.70 per share of common stock. For each share of common stock purchased by the investors, the Company, in a private placement pursuant to the Purchase Agreement, concurrently issued to such investors warrants to purchase one share of common stock at an exercise price of $0.85 per share (the “April 2026 Warrants”). The April 2026 Warrants are exercisable six months from the date of issuance (the “Initial Exercise Date”) for a period of five years from the Initial Exercise Date. Gross proceeds were approximately $2,000,000, and the Company received net proceeds of $1,611,880, after deducting placement agent’s fees and other offering expenses paid by the Company of $388,121. Additionally, in connection with the offering, the Company issued warrants (the “April Placement Agent Warrants”) to the designees of the placement agent, to purchase up to 142,857 shares of common stock. The April Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031.

On May 14, 2026, the Company issued 500,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $332,950, or $0.67 per common share, based on the closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the estimated term of the agreement of one year. In connection with the issuance of these shares, during the three and six months ended June 30, 2026, the Company recorded stock-based professional fees of $41,619, and as of June 30, 2026, the Company recorded prepaid expenses of $291,331, which will be amortized over the remaining service period through May 14, 2027.

On June 10, 2026, the Company issued an aggregate of 120,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $159,600, or $1.33 per common share, based on the closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement of one year. In connection with the issuance of these shares, during the three and six months ended June 30, 2026, the Company recorded stock-based professional fees of $9,975, and as of June 30, 2026, the Company recorded prepaid expenses of $149,625, which will be amortized over the remaining service period through June 10, 2027.

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

On June 4, 2025, pursuant to a six-month marketing service agreement, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant of the Company for investor relations services. The warrants expire on June 4, 2027. The grant date fair value of these warrants was $333,150, which was recorded as a prepaid expense, was expensed as stock-based professional fees over the term of the marketing service agreement. In connection with this warrant, during the three and six months ended June 30, 2025, the Company recorded stock-based professional fees of $55,525 and $55,525, respectively.

On April 2, 2026, in connection with the Purchase Agreement, the Company issued the investors the April 2026 Warrants to purchase up to 2,857,144 shares of common stock at an exercise price of $0.85 per share. The April 2026 Warrants are exercisable six months from the date of issuance for a period of five years from the Initial Exercise Date. Additionally, in connection with the offering, the Company issued April Placement Agent Warrants to the designees of the placement agent to purchase up to 142,857 shares of common stock. The April Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031.

The measurement of fair value of the April 2026 Warrants and April Placement Agent Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current on April 2, 2026, the date of issuance. The grant date fair value of these April 2026 Warrants and April Placement Agent Warrants was estimated to be $1,389,829 on April 2, 2026 and was reflected within additional paid-in capital as the April 2026 Warrants and April Placement Agent Warrants were determined to be equity classified.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The fair value of the April 2026 Warrants, April Placement Agent Warrants and other warrants were estimated using the Black-Scholes option-pricing model with the following assumptions:

	April 2, 2026	June 4, 2025
Exercise price	$0.85 to $0.875	$1.00
Term (years)	5.0 to 5.5	2.0
Expected stock price volatility	120.35%	129.68%
Risk-free rate of interest	3.94%	3.87%

A summary of warrant activity for the six months ended June 30, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,740,752	$4.38	$-	2.37
Granted	3,000,001	0.85	-	-
Expired	(56,932)	56.25	-	-
Outstanding as of June 30, 2026	4,683,821	1.49	-	4.06
Warrants exercisable as of June 30, 2026	1,826,677	$2.49	$-	2.18

The Company has determined that the warrants should be accounted for as a component of stockholders’ equity.

2018 Equity Incentive Plan

On May 4, 2018, the Company’s board of directors adopted the Rocket One Inc. 2018 Equity Incentive Plan (the “2018 Plan”) initially reserving 40,000 shares of the Company’s common stock for issuance thereunder. The 2018 Plan became effective on May 14, 2018 upon written approval of the 2018 Plan by shareholders holding a majority of the Company’s voting capital. The 2018 Plan provides that on the first day of each fiscal year commencing on January 1, 2019, the share limit (as defined in the 2018 Plan) and the ISO Limit (as defined in the 2018 Plan) shall automatically be increased by that number of shares equal to the lowest of (i) 10,000 shares of common stock, (ii) 5% of the number of shares of the Company’s common stock outstanding as of such date and (iii) an amount determined by the compensation committee of the board of directors (the “Committee”).

The Committee increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the Committee further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. On January 5, 2026, the Committee further increased the number of shares reserved for issuance under the 2018 plan from 186,878 shares to 196,878 shares. As of June 30, 2026, there were 10,738 shares of Company common stock available for grant under the 2018 Plan.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

2022 Equity Incentive Plan

On March 24, 2022, the Company’s board of directors adopted the Rocket One Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) initially reserving 96,000 shares of the Company’s common stock for issuance thereunder. The 2022 Plan became effective on June 23, 2022 upon approval of the 2022 Plan by the Company’s shareholders at the Company’s annual meeting of shareholders.

On June 2, 2023, the Company’s board of directors approved the Rocket One Inc. Amended and Restated 2022 Omnibus Equity Incentive Plan (the “Amended and Restated 2022 Plan”) which, among other things, increased the number of shares reserved under the plan by 495,317 shares, which Amended and Restated 2022 Plan was approved by stockholders on August 18, 2023.

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

As of June 30, 2026, there were 31,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

Stock Options

On January 14, 2025, pursuant to the 2018 Plan, the Company issued options to the Company’s Chief Executive Officer to purchase up to 93,000 shares of the Company’s common stock at an exercise price of $1.55 per share. Additionally, on January 14, 2025, pursuant to and subject to the available number of shares reserved under the Amended and Restated 2022 Plan, the Company issued options to the Company’s Chief Executive Officer and an employee to purchase up to an aggregate of 77,000 shares of the Company’s common stock at an exercise price of $1.55 per share. The options vested immediately in full upon grant and expire on January 14, 2035. The aggregate grant date fair value of these options was $219,929, which was recorded as stock-based compensation in January 2025.

On May 26, 2026, pursuant to the 2022 Plan, the Company issued options to the Company’s Chief Executive Officer, employees and directors to purchase up to an aggregate of 1,050,000 shares of the Company’s common stock at an exercise price of $0.7083 per share. The options vested immediately in full upon grant and expire on May 26, 2036. The aggregate grant date fair value of these options was $625,485, which was recorded as stock-based compensation in May 2026.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

The fair value of option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Exercise price	$0.7083	$1.55
Term (years)	5.0	5.0
Expected stock price volatility	120.79%	118.32%
Risk-free rate of interest	4.19%	4.59%

A summary of option activity under the Company’s equity incentive plans for the six months ended June 30, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,260,362	$4.340	$111,250	8.2
Employee options issued	1,050,000	0.71	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2026	2,310,362	$2.69	$40,300	8.7
Options vested and exercisable as of June 30, 2026	2,310,362	$2.69	$40,300	8.7

A summary of stock options outstanding as of June 30, 2026 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	2,233,000	8.8	$0.98
$14.75 to $76.25	62,562	5.2	$32.95
Above $76.25	14,800	3.5	$131.50
Options outstanding and exercisable as of June 30, 2026	2,310,362	8.7	$2.69

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock option awards	$625,485	$—	$625,485	$219,929
Non-employee restricted stock awards	51,594	—	51,594	—
Non-employee stock warrant awards	—	55,525	—	55,525
	$677,079	$55,525	$677,079	$275,454

For the three and six months ended June 30, 2026 and 2025, the amount of stock-based compensation expense included within research and development and general and administrative expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$-	$-	$-	$-
Professional fees	51,594	55,525	51,594	55,525
General and administrative	625,485	-	625,485	219,929
	$677,079	$55,525	$677,079	$275,454

NOTE 8 – Commitments and Contingencies

Office Lease

On December 9, 2024, the Company and the landlord entered into a lease agreement (the “December 2024 Lease”). Pursuant to the December 2024 Lease, effective December 20, 2024, the Company leased office space for a term of 14 months, expiring on February 28, 2026. Pursuant to the December 2024 Lease, the Company paid a monthly base rent of $2,732 from March 1, 2025 through December 31, 2025. Effective January 1, 2026, the Company entered into an amendment to the December 2024 Lease. Pursuant to the amendment to the December 2024 Lease, the Company renewed its lease for a one-year term expiring on December 31, 2026. ROU assets and obligations for leases with an initial term of 12 months or less are considered short term and are (a) not recognized in the condensed consolidated balance sheets and (b) recognized as an expense on a straight-line basis over the lease term.

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$-	$7,124	$4,652	$14,539
Short-term lease expense	5,880	5,715	12,090	11,375
Total lease cost	$5,880	$12,839	$16,742	$25,914

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

ROU asset for operating leases was recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Office lease ROU asset	$-	$31,075
Less accumulated amortization	-	(26,423)
Total ROU asset, net	$-	$4,652

Operating lease liability for operating leases was recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025
Current portion of operating lease liability	$—	$5,678
Long-term portion of operating lease liability	—	—
Total operating lease liability	$—	$5,678

Supplemental cash flow information related to the Company’s leases for the six months ended June 30, 2026 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,678

NOTE 9 – Segment Reporting

Through March 31, 2026, the Company operated as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. During the three months ended June 30, 2026, the Company began the process of transitioning primarily into an AI semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. Accordingly, beginning in the second quarter of 2026, the Company began operating in two reportable segments which consist of (1) a clinical-stage biopharmaceutical company, herein known as the “Biopharmaceutical” segment, and (2) an AI semiconductor infrastructure and other technologies company, herein known as the “AI Infrastructure and Technologies” segment. The Company has determined that these reportable segments are strategic business units that offer different products. These reportable segments shall be managed separately based on the fundamental differences in their operations.

Through June 30, 2026, corporate and administrative amounts have been allocated to the Biopharmaceutical segment since substantially all of the Company’s operations are attributable to this segment.

The Company’s CODM is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s operating income (loss) and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Biopharmaceutical segment and the AI Infrastructure and Technologies segment are the same as those described in Note 2 of the Notes to the condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Information with respect to these reportable business segments for the three and six months ended June 30, 2026 and 2025 was as follows:

Three Months Ended June 30, 2026

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$-	$-

Operating expenses	3,558,843	275,957	3,834,800
Depreciation and amortization	-	-	-
Loss from operations	(3,558,843)	(275,957)	(3,834,800)
Interest expense	-	-	-
Other income	149	-	149
Loss before provision for income taxes	(3,558,694)	(275,957)	(3,834,651)
Provision for income taxes	-	-	-
Net loss	$(3,558,694)	$(275,957)	$(3,834,651)

Three Months Ended June 30, 2025

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$-	$-

Operating expenses	2,199,649	-	2,199,649
Depreciation and amortization	-	-	-
Loss from operations	(2,199,649)	-	(2,199,649)
Interest expense	-	-	-
Other income	173	-	173
Loss before provision for income taxes	(2,199,476)	-	(2,199,476)
Provision for income taxes	-	-	-
Net loss	$(2,199,476)	$-	$(2,199,476)

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Six Months Ended June 30, 2026

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$-	$-

Operating expenses	6,207,292	275,957	6,483,249
Depreciation and amortization	-	-	-
Loss from operations	(6,207,292)	(275,957)	(6,483,249)
Interest expense	-	-	-
Realized loss on crypto assets	(44,165)	-	(44,165)
Other income	298	-	298
Loss before provision for income taxes	(6,251,159)	(275,957)	(6,527,116)
Provision for income taxes	-	-	-
Net loss	$(6,251,159)	$(275,957)	$(6,527,116)

Six Months Ended June 30, 2025

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$-	$-

Operating expenses	5,675,666	-	5,675,666
Depreciation and amortization	-	-	-
Loss from operations	(5,675,666)	-	(5,675,666)
Interest expense	-	-	-
Other income	354	-	354
Loss before provision for income taxes	(5,675,312)	-	(5,675,312)
Provision for income taxes	-	-	-
Net loss	$(5,675,312)	$-	$(5,675,312)

ROCKET ONE INC. AND SUBSIDIARIES

(FORMERLY HOTH THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Total assets by segment on June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Biopharmaceutical segment	$9,584,874	$7,603,444
AI Infrastructure and Technologies segment	-	-
	$9,584,874	$7,603,444

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

From July 1 to August 13, 2026, pursuant to the ATM Agreement, the Company issued an aggregate of 1,712,947 shares of its common stock for net proceeds of $1,938,593.

On July 14, 2026, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Placeve Inc., a Delaware company (“Placeve”). In connection with the SAFE, the Company made an initial investment of $250,000 in Placeve for the right to certain shares of Placeve. If there is an equity financing in Placeve, before the termination of the SAFE, on the initial closing of such equity financing, the SAFE will automatically convert into the number of shares of SAFE preferred stock equal to the purchase amount divided by the discount price, which equals the lowest price per share of preferred stock sold in the equity financing multiplied by the discount rate of 90%. The Company plans on accounting for this investment as an equity method investment either under the equity method or cost method of accounting depending on the Company’s ownership interest and level of influence.

On July 28, 2026 the Company entered into a License Agreement with the National Aeronautics and Space Administration (“NASA”).

On July 31, 2026, the Company filed a prospectus supplement to update the total offering available under the ATM Agreement such that the current offering amount is $5,257,000.

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

In May 2026, we announced a strategic repositioning pursuant to which we are now pursuing opportunities in artificial intelligence (“AI”) infrastructure, next-generation semiconductor technologies, and ultra-low-power AI computing. Specifically, we are an AI semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. We are also focused on developing (i) a nanomagnetic matrix multiplier; (ii) Skyrmion Spintronic memory; and (iii) Swarm Stage AI. Additionally, we also continue to have preclinical and clinical assets that will developed under our wholly owned subsidiary, Hoth Therapeutics LLC, for (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA); and (iv) a treatment for Alzheimer’s Disease (HT-ALZ).

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended June 30, 2026 and 2025

Operating Costs and Expenses

Research and Development Expenses

For the three months ended June 30, 2026, research and development expenses were approximately $1,955,000. Specifically, during the three months ended June 30, 2026, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1,634,000 related to manufacturing and clinical activities; and (ii) HT-VA approximately $35,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $29,000 payable to members of our scientific advisory board for services, $47,000 in licensing fees, and $210,000 of in-process research and development expenses in connection with the acquisition of software and other technologies.

For the three months ended June 30, 2025, research and development expenses were approximately $1,040,000. Specifically, during the three months ended June 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $652,000 related to manufacturing and clinical activities; and (ii) HT-KIT, approximately $351,000 related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $31,000 payable to members of our scientific advisory board for services.

We expect our research and development activities to continue to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our technology and development activities;

●	the cost of acquiring and manufacturing materials; and

●	costs associated with development activities and regulatory approvals.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses amounted to approximately $1,879,000 as compared to $1,160,000 for the three months ended June 30, 2025, an increase of $719,000, or 62.0%. For the three months ended June 30, 2026 and 2025, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Three Months Ended June 30,
	2026	2025
Compensation and related expenses	$1,026,000	$358,000
Professional and consulting expenses	700,000	581,000
Rent expense	6,000	13,000
Other general and administrative expenses	147,000	208,000
Total	$1,879,000	$1,160,000

During the three months ended June 30, 2026, the increase in general and administrative expenses of approximately $719,000 was primarily attributed to an increase in compensation and related expenses of $668,000 primarily attributable to an increase in stock-based compensation of approximately $625,000 in connection with the issuance of stock options during the three months ended June 30, 2026 as compared to none during the three months ended June 30, 2025, as well as an increase in other compensation and related expenses of $43,000 and an increase in professional and consulting expenses of approximately $119,000 which was primarily attributable to an increase in legal and consulting fees of approximately $51,000, an increase in accounting fees of approximately $45,000, and an increase in directors’ fees of approximately $27,000 offset by a decrease in rent expense of $7,000 and a decrease in other general and administrative expenses of $61,000, primarily attributable to a decrease in travel expense.

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

Other Income

For the three months ended June 30, 2026 and 2025, other income was approximately $149 and $173, respectively, which resulted from interest income.

Net Loss

For the three months ended June 30, 2026 and 2025, we incurred a net loss of approximately $3,835,000, or $0.19 per common share (basic and diluted), and $2,199,000, or $0.17 per common share (basic and diluted), respectively.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2026 and 2025

Operating Costs and Expenses

Research and Development Expenses

For the six months ended June 30, 2026, research and development expenses were approximately $3,474,000. Specifically, during the six months ended June 30, 2026, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $3,065,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $12,000 related to manufacturing and preclinical activities; and (iii) HT-VA approximately $80,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $60,000 payable to members of our scientific advisory board for services, $47,000 in licensing fees, and $210,000 of in-process research and development expenses in connection with the acquisition of software and other technologies.

For the six months ended June 30, 2025, research and development expenses were approximately $2,998,000. Specifically, during the six months ended June 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1,110,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $549,000 related to manufacturing and preclinical activities; and (iii) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $69,000 payable to members of our scientific advisory board for services and recorded approximately $1,258,000 of in-process research and development expenses in connection with the acquisition of patent applications.

We expect our research and development activities to continue to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our technology and development activities;

●	the cost of acquiring and manufacturing materials; and

●	costs associated with development activities and regulatory approvals.

General and Administrative Expenses

For the six months ended June 30, 2026, general and administrative expenses amounted to approximately $3,009,000 as compared to $2,677,000 for the six months ended June 30, 2025, an increase of $332,000, or 12.4%. For the six months ended June 30, 2026 and 2025, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Six Months Ended June 30,
	2026	2025
Compensation and related expenses	$1,420,000	$1,008,000
Professional and consulting expenses	1,252,000	1,252,000
Rent expense	17,000	26,000
Other general and administrative expenses	320,000	391,000
Total	$3,009,000	$2,677,000

During the six months ended June 30, 2026, the increase in general and administrative expenses of approximately $332,000 was primarily attributed to an increase in compensation and related expenses of $412,000 primarily attributable to an increase in stock-based compensation of approximately $406,000 in connection with the issuance of stock options during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, and an increase in other compensation and related expenses of $6,000, offset by a decrease in rent expense of $9,000, and a decrease in other general and administrative expenses of $71,000, primarily attributable to a decrease in travel expense.

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

Other Income (Expenses), net

For the six months ended June 30, 2026, other expense, net was approximately $44,000, which resulted from the recording of a realized loss of crypto assets of $44,000.

For the six months ended June 30, 2025, other income, net was $354, which resulted from $354 of interest income.

Net Loss

For the six months ended June 30, 2026 and 2025, we incurred a net loss of approximately $6,527,000, or $0.36 per common share (basic and diluted), and $5,675,000, or $0.44 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to raise additional capital to fund our research and development (“R&D”) activities and meet our obligations on a timely basis. To date we have funded our operations primarily through the sale of equity and debt securities. As of June 30, 2026, we had approximately $7,892,000 in cash and cash equivalents, working capital of approximately $7,197,000 and an accumulated deficit of approximately $79,406,000. Net cash used in operating activities was $6,019,000 and $5,161,000 for the six months ended June 30, 2026 and 2025, respectively. We incurred net losses of approximately $6,527,000 and $5,675,000 for the six months ended June 30, 2026 and 2025, respectively. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue to execute our longer-term business plans and development. We have not yet commercialized any products and have never generated any revenue from product sales. We believe that our existing cash as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date that our unaudited condensed consolidated financial statements are available to be issued.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock through Wainwright. We have agreed to pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of our stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The aggregate market value of the shares of common stock eligible for sale is currently $5,257,000. From November 8, 2024 through August 13, 2026, the Company sold 9,825,684 shares of common stock through the ATM Agreement which resulted in approximately $13.56 million in gross proceeds. During the three and six months ended June 30, 2026, we sold an aggregate of 3,436,991 and 4,193,178 shares of common stock for net proceeds of $5,145,579 and $5,847,063, respectively. Furthermore, from July 1 to August 13, 2026, pursuant to the ATM Agreement, we issued an aggregate of 1,712,947 shares of common stock for net proceeds of $1,938,593.

On April 1, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to sell to such investors 2,857,144 shares of common stock at a purchase price of $0.70 per share. For each share of common stock purchased by the investors, in a private placement pursuant to the Purchase Agreement, we concurrently issued to such investors an unregistered warrant (each a “April Warrant” and, collectively, the “April Warrants”) to purchase one share of common stock at an exercise price of $0.85 per share. The April Warrants are exercisable six months from the date of issuance (the “Initial Exercise Date”) for a period of five years from the Initial Exercise Date. We received gross proceeds of approximately $2,000,000, and net proceeds of approximately $1,611,880, after deducting placement agent’s fees and other offering expenses paid by us of $388,121. Additionally, in connection with the offering, we issued placement agent warrants to the designees of the placement agent, Wainwright, to purchase up to 142,857 shares of common stock (the “April Placement Agent Warrants”). The April Placement Agent Warrants are immediately exercisable at an exercise price of $0.875 per share and expire on April 1, 2031.

We have entered into certain license, sublicense, sponsored research and option agreements with third parties. Pursuant to such agreements, we may be required to make certain: (i) license maintenance fee payments; (ii) out-of-pocket expense payments, including, but not limited to, payments related to intellectual property and research related expenses; (iii) development and commercialization expense payments; (iv) annual and quarterly minimum payments; (v) diligence expense payments; and (vi) revenue interest payments. In addition, subject to the achievement of certain development and/or commercialization events, we may also be required to make certain: (i) minimum royalty payments, ranging from middle to high five figures, (ii) sales-based royalties and running royalties, ranging from low single digits to low double digits; and (iii) milestone payments, of up to approximately $29 million (if all milestones in all of our current agreements are achieved).

Additional funding will be necessary to fund our future business and development activities. We may obtain additional financing through sales of our equity and debt securities or entering into strategic partnership arrangements, or a combination of the foregoing. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all, particularly in light of the economic downturn. If we are unable to secure adequate additional funding as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was approximately $6,019,000, which primarily resulted from a net loss of approximately $6,527,000, an increase in prepaid expenses and other current assets of approximately $149,000, a decrease in accounts payable and accrued expenses of approximately $64,000, offset by approximately $44,000 of realized loss on crypto assets and $677,000 in stock-based compensation and professional fees.

.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $5,161,000, which primarily resulted from a net loss of approximately $5,675,000, an increase in prepaid expenses and other current assets of approximately $155,000 and a decrease in accounts payable and accrued expenses of approximately $460,000, offset by approximately $851,000 of non-cash research and development-acquired patent, and $275,000 in stock-based compensation and professional fees.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, the Company received proceeds of approximately $147,000 from the sale of crypto assets.

The Company did not have any cash flows from investing activities for the six months ended June 30, 2025.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was approximately $7,516,000, which resulted from net proceeds from the issuance of common stock of approximately $5,847,000 and from net proceeds from the issuance of common stock and warrants of approximately $1,669,000.

For the six months ended June 30, 2025, net cash provided by financing activities was approximately $7,133,000, which primarily resulted from net proceeds from the issuance of common stock of approximately $1,508,000 and proceeds from the exercise of warrants of $5,625,000.

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

We plan to pursue our plans with respect to the research and development of our technology products, as well as our pre-clinical products, which will require resources beyond those that we currently have, ultimately requiring additional capital from third-party sources. We currently do not expect to generate any revenue.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026 (“Annual Report”), as subsequently updated, amended or superseded by our other filings made with the SEC. Except as otherwise set forth herein, there have been no material changes in our risk factors from those previously disclosed in our Annual Report and other filings made with the SEC. You should carefully consider the risks in our filings with the SEC which could materially affect our business, financial condition or future results. The risks in our SEC filings are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Risks Related to the Company

Our technologies are based on early-stage technologies that have not been demonstrated at commercial scale, and if we are unable to advance these technologies beyond their current developmental stage, our business, financial condition, and prospects could be materially adversely affected.

Our three core platforms — the nanomagnetic matrix multiplier, skyrmion-mediated spintronic memory, and Swarm Stage AI — are at early stages of development. We license our intellectual property Virginia Commonwealth University and our technologies have only been validated in laboratory or simulation environments, not in commercial products. Our development path depends on advancing device simulation, chip architecture modeling, and experimental device characterization through sponsored university research, and we currently lack our own manufacturing capabilities. There can be no assurance that these technologies, which operate on potentially novel principles, can be successfully translated into commercially viable, manufacturable products Even if these technologies are commercially viable, there is no guarantee that they will achieve market acceptance.. If we are unable to advance these technologies beyond their current developmental stage, our business, financial condition, and prospects could be materially adversely affected.

Many of our initiatives, including those to develop our nanomagnetic matrix multiplier, skyrmion-mediated spintronic memory, and Swarm Stage AI, may involve significant technical complexity, unproven technologies, or technologies that do not exist or may require significant advancement, and such initiatives may not achieve commercial viability.

Our initiatives to develop our nanomagnetic matrix multiplier, skyrmion-mediated spintronic memory, and Swarm Stage AI are in developmental stages of conception, design and development and have not yet been proven at commercial scale, or at all, and may ultimately be unsuccessful. In particular, the timeline for these initiatives, may be difficult or impossible to determine. These efforts require substantial and ongoing investments of financial, technical, and human resources over extended time horizons, including, but not limited to, research and development, testing, infrastructure, regulatory approvals, and mission execution. The technologies, systems, and operational capabilities required for each of these initiatives involve significant technical complexity and are subject to design, engineering, and performance risks, many of which may only become apparent as development and testing progress. Many of these technologies, systems and operational capabilities are novel and untested, and we expect to incur significant capital expenditures before our products and services and other strategic initiatives become profitable, which may never occur. We may be required to devote financial, technical, human or other resources in excess of our current expectations, and there can be no assurance that these investments will generate adequate revenue, which could adversely affect our business, financial condition, results of operations, and future prospects.

Our products are dependent on the market for commercial satellite manufacturing, launch and data services for satellites which is not well established, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for in-space infrastructure services, in particular commercial satellite manufacturing, launch and data services for small satellites, has not been well established and is still emerging. Sales of our future products and technology will be dependent on this market. Our estimates for the total addressable market are based on several internal and third-party estimates and while we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the accuracy of these underlying factors. As a result, our estimates of the total addressable market for our future products and services, as well as the expected growth rate for the total addressable market for our future products and services, may prove to be incorrect.

Any delays in the development and manufacture of satellites and related technology may adversely impact our business, financial condition and results of operations.

We may, in the future, experience delays or other complications in the design, manufacture, launch, production, delivery and servicing ramp of satellites and related technology. Our ability to sell our products and generate revenue may be impacted by delays in the manufacturing of satellites and related technology. If delays like this arise or recur, we could experience issues in sustaining sales of our products which could result in adverse publicity and damage to our brand and reputation, all of which could have a material adverse effect on our business and results of operations.

Developing AI can be capital intensive and we operate in a nascent and rapidly evolving market in which the potential of AI remains uncertain.

AI is a nascent and rapidly evolving technology, and although we believe AI holds significant promise for consumers and enterprises, its long-term impact will depend on the degree to which AI products and services prove to be broadly useful in real-world applications. There can be no assurance that demand for AI solutions will develop or be sustained at the levels we anticipate, or at all. While industry interest in AI has grown substantially, the commercial value proposition of AI models remains largely unproven, and long-term market acceptance of the use of AI in our products and services is uncertain. Developing, training, and providing inference for AI models requires substantial and growing capital expenditures, including investments in specialized computing hardware, data center infrastructure, energy procurement, and technical personnel, and we expect these costs to continue to increase for the foreseeable future. Furthermore, the continued improvement of AI model capabilities has historically depended in part on scaling laws, the empirical observation that model performance improves with increased compute, data, and model size, but there is uncertainty as to how long these scaling relationships will continue to hold. As a result of these factors, the use of AI in our products may not achieve the growth or returns we expect.

The semiconductor industry is highly cyclical and has experienced severe downturns that have materially adversely affected, and may continue to materially adversely affect, our business in the future.

The semiconductor industry is highly cyclical and has experienced significant downturns, often alongside constant and rapid technological change, wide fluctuations in supply and demand, continuous new product introductions, price erosion and declines in general economic conditions. The growth of AI is further creating pressure on the semiconductor industry to timely design, manufacture and deliver semiconductor products and solutions to meet customer demand for computing power and AI infrastructure. Furthermore, global economic uncertainty and weakness have in the past impacted the semiconductor market as consumers and businesses have deferred purchases, which may negatively impact demand for our products. Our financial performance may in the future be negatively affected by these downturns.

Our products may be subject to security vulnerabilities that could have a material adverse effect on us.

The products that we intend to sell will be complex and may be subject to security vulnerabilities that could result in, among other things, the loss, corruption, theft or misuse of confidential data or system performance issues. Our efforts to prevent and address security vulnerabilities may decrease performance, be only partially effective or not successful at all. We may depend on vendors to create mitigations to their technology that we incorporate into our products and they may delay or decline to make such mitigations. We may also depend on third parties, such as customers and end-users, to deploy our mitigations alone or as part of their own mitigations, and they may delay, decline or modify the implementation of such mitigations. Our relationships with our customers could be adversely affected as some of our customers may stop purchasing our products, reduce or delay future purchases of our products, or use competing products. Any of these actions by our customers could adversely affect our revenue. In addition, we may be subject to claims and litigation related to security vulnerabilities. Actual or perceived security vulnerabilities of our products may subject us to adverse publicity, damage to our brand and reputation, and could materially harm our business or results of operations.

If essential equipment, materials, or manufacturing processes are not available to manufacture our products, we could be materially adversely affected.

We may purchase equipment and materials for manufacturing use and our operations depend upon obtaining deliveries of adequate supplies of equipment and materials of acceptable quality on a timely basis. In addition, if our products increase in technical complexity, we may rely on third-party suppliers to update their processes to meet our back-end manufacturing needs. There is currently an industry-wide memory shortage as the demand for such components has outpaced supply. The price of memory has also increased as a result of the shortage. If we are unable to procure a stable supply of memory, equipment or materials of acceptable quality on an ongoing basis and at reasonable costs to meet our production requirements, we could experience a shortage in memory, equipment materials or supply or an increase in production costs, which could have a material adverse effect on our business. Because some of the equipment and materials that we may purchase may be complex, it may be difficult to substitute one equipment or materials supplier for another.

From time to time, suppliers may extend lead times, limit supply or increase prices due to capacity constraints or other factors. Also, some of these materials and components may be subject to rapid changes in price, quality and availability. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. If we are unable to procure certain of these materials for our back-end manufacturing operations, or our third-party manufacturers are unable to procure materials for manufacturing our products, our business would be materially adversely affected.

Risk Relating to Government Regulations

Our business is subject to a wide variety of extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to export controls, defense procurement and contracting, intellectual property, semiconductor development and manufacturing, employment and labor, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state, and local levels frequently change, especially in relation to new and emerging industries such as artificial intelligence, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and intend to devote a significant amount of management’s time and external resources towards compliance with these laws, regulations and guidelines, and anticipate that such compliance will place a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition.

Failure to comply with these laws, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or the suspension or revocation of licenses, certificates, authorizations or permits, which would prevent us from operating our business. For example, deploying space assets such as satellites in the United States require licenses and permits from certain agencies of the Department of Transportation, including the Federal Aviation Administration and review by other agencies of the U.S. Government, including the National Oceanic and Atmospheric Administration, the Department of Defense, Department of State, NASA, Federal Communications Commission and the International Telecommunications Union. License approval includes an interagency review of safety, operational, national security, and foreign policy and international obligations implications, as well as a review of foreign ownership. Delays in licensing and approvals allowing us to deploy our commercial satellites could adversely affect our ability to operate our business and our financial results.

Moreover, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase direct compliance costs for us or cause any third-party suppliers or contractors to raise the prices they charge us because of increased compliance costs. Application of these laws to our business may negatively impact our performance in various ways, limiting the collaborations we may pursue, further regulating the export and re-export of our products, services, and technology from the United States and abroad, and increasing our costs and the time necessary to obtain required authorization. The adoption of a multi-layered regulatory approach to any one of the laws or regulations to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe we are in complete compliance, a regulatory agency may determine that we are not.

Issues related to the responsible use of AI may result in reputational, competitive and financial harm and liability.

We intend to offer products that include capabilities to support AI deployment. As with many new emerging technologies, AI presents risks and challenges and increasing legal, social and ethical concerns relating to its responsible use that could affect the adoption of AI, and thus our business. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by us or our customers, could cause harm to individuals or society and impair the public’s acceptance of AI. Moreover, we may be subject to competitive harm, regulatory action and legal liability as a result of new and proposed legislation regulating AI, as well as new applications of existing data protection, privacy and intellectual property and other laws. Such regulations and changes thereto could cause us to incur greater compliance costs, could impact our ability to sell or the ability of our customers and users worldwide to acquire, deploy and use systems that include our AI-related products and services and reduce the number of customers, which could negatively impact our business and financial results. As there continues to be an increasing focus on risks related to AI technologies, there may be an increasing focus on regulatory restrictions that target products and services that enable or facilitate AI and that may negatively impact some of our AI-related products and services. If the AI-related products that we offer have unintended consequences, infringe intellectual property rights or rights of publicity, or are misused by our customers or are otherwise controversial due to their perceived or actual impact on human rights, privacy, cybersecurity, employment or other social, economic or political issues the public’s acceptance of AI may be impaired and this may also result in reputational, competitive and financial harm and liability to our business.

Risks Related to Our Intellectual Property Rights

If we fail to adequately protect our proprietary intellectual property rights, including our rights under our exclusive license agreements, our competitive position could be impaired and we may lose valuable assets and incur costly litigation to protect our rights.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including our exclusive licenses from Virginia Commonwealth University. To date, we have relied primarily on our exclusive license agreements and other intellectual property laws to protect our intellectual property and intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain protection for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours.

Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our technology and intellectual property.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2026, we issued 500,000 shares of our common stock for business development and consulting services rendered and to be rendered.

On June 10, 2026, we issued 60,000 shares of our common stock for business development and consulting services rendered and to be rendered.

The shares were not registered under the Securities Act or the securities laws of any state and were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation dated May 20, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2026)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026)
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2026)
10.2#	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 15, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026)
10.3#	Exclusive License Agreement between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 15, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) is the type that the Company treats as private or confidential

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKET ONE INC.

Date: August 14, 2026	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)