Form 10-Q
period 2026-09-30
Rocket One Inc.
filed 2026-11-13
CIK 1711786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2026

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

N/A

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 12, 2026 was 24,897,581.

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

-iii-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ROCKET ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,016,055	$6,247,467
Accounts receivable	4,523	-
Prepaid expenses and other current assets	836,197	366,548
Crypto assets, at fair value	-	191,367
Deferred offering costs	-	57,171
Total Current Assets	6,856,775	6,862,553

NON-CURRENT ASSETS:
Prepaid expenses and other assets, net of current portion	967,135	699,420
Operating lease right-of-use asset, net	-	4,652
Intangible assets, net	208,846	-
Goodwill	590,794	-
Investment in joint ventures at fair value	36,819	36,819
Total Non-Current Assets	1,803,594	740,891

Total Assets	$8,660,369	$7,603,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$695,785	$823,674
Accrued expenses	540,779	623,323
Operating lease liability, current portion	-	5,678
Total Current Liabilities	1,236,564	1,452,675

Total Liabilities	1,236,564	1,452,675

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 3,000,000 shares undesignated; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Series A Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares designated; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Series B Preferred Stock, $0.0001 par value; 2,000,000 shares designated; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 24,897,581 and 15,514,312 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,490	1,551
Additional paid-in capital	89,497,363	79,017,730
Accumulated deficit	(82,085,652)	(72,879,343)
Accumulated other comprehensive income	9,604	10,831
Total Stockholders’ Equity	7,423,805	6,150,769

Total Liabilities and Stockholders’ Equity	$8,660,369	$7,603,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

NET REVENUES	$35	$-	$35	$-

OPERATING COSTS AND EXPENSES:
Research and development expense	1,123,484	1,633,476	4,597,860	4,631,791
General and administrative expenses	1,405,894	2,447,188	4,414,767	5,124,539

Total operating expenses	2,529,378	4,080,664	9,012,627	9,756,330

LOSS FROM OPERATIONS	(2,529,343)	(4,080,664)	(9,012,592)	(9,756,330)

OTHER INCOME (EXPENSES), NET:
Realized and unrealized loss on crypto assets	-	(25,305)	(44,165)	(25,305)
Impairment loss on equity securities without readily determinable fair value	(150,000)	-	(150,000)	-
Interest income	150	168	448	522

Total other income (expenses), net	(149,850)	(25,137)	(193,717)	(24,783)

NET LOSS	$(2,679,193)	$(4,105,801)	$(9,206,309)	$(9,781,113)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.11)	$(0.30)	$(0.45)	$(0.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	24,711,391	13,787,159	20,383,239	13,197,775

COMPREHENSIVE LOSS:
Net loss	$(2,679,193)	$(4,105,801)	$(9,206,309)	$(9,781,113)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,737)	(1,016)	(1,227)	1,965

Total comprehensive loss	$(2,680,930)	$(4,106,817)	$(9,207,536)	$(9,779,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2025	15,514,312	$1,551	$79,017,730	$(72,879,343)	$10,831	$6,150,769
Common stock issued for cash, net	756,187	76	701,408	-	-	701,484
Cumulative translation adjustment	-	-	-	-	1,578	1,578
Net loss	-	-	-	(2,692,465)	-	(2,692,465)

Balance, March 31, 2026	16,270,499	1,627	79,719,138	(75,571,808)	12,409	4,161,366
Common stock issued for cash, net	3,436,991	343	5,145,236	-	-	5,145,579
Common stock and warrants issued for cash, net	2,857,144	286	1,611,594	-	-	1,611,880
Issuance of common stock issued for professional fees	620,000	62	492,488	-	-	492,550
Stock-based stock option expense	-	-	625,485	-	-	625,485
Cumulative translation adjustment	-	-	-	-	(1,068)	(1,068)
Net loss	-	-	-	(3,834,651)	-	(3,834,651)

Balance, June 30, 2026	23,184,634	2,318	87,593,941	(79,406,459)	11,341	8,201,141
Common stock issued for cash, net	1,712,947	172	1,903,422	-	-	1,903,594
Cumulative translation adjustment	-	-	-	-	(1,737)	(1,737)
Net loss	-	-	-	(2,679,193)	-	(2,679,193)

Balance, September 30, 2026	24,897,581	$2,490	$89,497,363	$(82,085,652)	$9,604	$7,423,805

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	8,042,747	$804	$67,279,033	$(60,410,041)	$9,063	$6,878,859
Common stock issued for exercise of warrants	3,750,000	375	5,624,625	-	-	5,625,000
Stock-based compensation	-	-	219,929	-	-	219,929
Common stock issued for cash, net	927,968	93	1,441,871	-	-	1,441,964
Common stock issued for patent	450,000	45	850,455	-	-	850,500
Cumulative translation adjustment	-	-	-	-	(497)	(497)
Net loss	-	-	-	(3,475,836)	-	(3,475,836)

Balance, March 31, 2025	13,170,715	1,317	75,415,913	(63,885,877)	8,566	11,539,919
Issuance of warrants for professional fees	-	-	333,150	-	-	333,150
Common stock issued for cash, net	63,312	6	66,095	-	-	66,101
Cumulative translation adjustment	-	-	-	-	3,478	3,478
Net loss	-	-	-	(2,199,476)	-	(2,199,476)

Balance, June 30, 2025	13,234,027	1,323	75,815,158	(66,085,353)	12,044	9,743,172
Common stock issued for cash, net	1,404,339	141	2,003,350	-	-	2,003,491
Common stock issued for compensation, net of tax withholding	489,256	49	591,951	-	-	592,000
Cumulative translation adjustment	-	-	-	-	(1,016)	(1,016)
Net loss	-	-	-	(4,105,801)	-	(4,105,801)

Balance, September 30, 2025	15,127,622	$1,513	$78,410,459	$(70,191,154)	$11,028	$8,231,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,206,309)	$(9,781,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Research and development-acquired patent, expensed	-	850,500
Stock-based compensation	625,485	1,187,929
Stock-based professional fees	174,731	222,100
Impairment loss on equity securities without readily determinable fair value	150,000	-
Lease costs	(1,026)	2,135
Realized and unrealized loss on crypto assets	44,165	25,305
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(318,823)	(356,643)
Accounts payable and accrued expenses	(272,636)	196,254

NET CASH USED IN OPERATING ACTIVITIES	(8,804,413)	(7,653,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of crypto assets	147,202	-
Purchase of crypto assets	-	(300,000)
Cash used for acquisition	(742,682)	-
Investment in equity securities without readily determinable fair value	(250,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(845,480)	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	7,750,657	3,511,556
Proceeds from issuance of common stock and warrants, net of offering costs	1,669,051	-
Proceeds from exercise of warrants	-	5,625,000
Taxes paid related to net share settlement of equity award	-	(376,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,419,708	8,760,556

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(230,185)	807,023

Effect of exchange rate changes on cash and cash equivalents	(1,227)	1,965

CASH AND CASH EQUIVALENTS - beginning of period	6,247,467	7,038,923

CASH AND CASH EQUIVALENTS - end of period	$6,016,055	$7,847,911

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$492,550	$-
Reclassification of deferred offering costs to additional paid-in capital	$57,171	$-
Increase in prepaid expenses and other current assets and additional paid-in capital from the issuance of warrants	$-	$333,150
Reclassification of investment in equity securities without readily determinable fair value to prepaid expenses and other current assets	$100,000	$-
ACQUISITION:
Assets acquired:
Accounts receivable	$4,523	$-
Other current assets	722	-
Intangible assets	208,846	-
Goodwill	590,794	-
Total assets acquired	804,885	-
Less liabilities assumed:
Accounts payable	12,727	-
Accrued expenses	49,476	-
Total liabilities assumed	62,203	-
Net assets acquired, excluding cash	$742,682	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Rocket One Inc. (together with its wholly-owned subsidiaries, merveille.ai, Hoth Therapeutics, Inc. (formerly Hoth Therapeutics, LLC), Rocket One.0 Inc., Hoth Therapeutics Australia Pty Ltd., and Tracer Drone Technologies, LLC, the “Company”) was incorporated under the laws of the State of Nevada on May 16, 2017. On May 26, 2026, the Company changed its name from Hoth Therapeutics, Inc. to Rocket One Inc. The Company is an Artificial Intelligence (“AI”) semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. The Company is focused on developing (i) a nanomagnetic matrix multiplier; (ii) Skyrmion Spintronic memory; and (iii) Swarm Stage AI. The Company also has preclinical and clinical assets that will be developed under its wholly owned subsidiary Hoth Therapeutics, Inc. for (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA); and (iv) a treatment for Alzheimer’s Disease (HT-ALZ).

On September 18, 2026, the Company entered into a definitive Membership Interest Purchase Agreement to acquire all of the issued and outstanding membership interests of Tracer Drone Technologies, LLC (“Tracer”), a New Jersey-based provider of drone hardware, software, training, maintenance and managed services. On September 21, 2026, the Company closed on the Membership Interest Purchase Agreement and acquired 100% of Tracer’s membership interests. The acquisition of Tracer adds an established, revenue-generating commercial platform and combines operating drone capabilities with the Company’s broader AI, space, and defense technology strategy.

Going Concern Considerations

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. If such substantial doubt exists, management then evaluates whether its plans, when implemented, are probable of alleviating that doubt. Disclosure is required when substantial doubt is raised, whether or not management’s plans alleviate it.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative cash flows from operations since its inception and has historically funded its operations through the sale of equity securities. As of September 30, 2026, the Company had an accumulated deficit of $82,085,652, cash and cash equivalents of $6,016,055 and working capital of $5,620,211. Net cash used in operating activities was $8,804,413 and $7,653,533 for the nine months ended September 30, 2026 and 2025, respectively. The Company incurred net losses of $9,206,309 and $9,781,113 for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development (“R&D”) activities and meet its obligations as they come due. The Company will require significant additional capital to make the investments it needs to execute its longer-term business plan. The Company’s ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties. Even if it were successful, future equity issuances may result in dilution to its existing shareholders and future debt securities may contain covenants that limit the Company’s operations or ability to enter into certain transactions.

On August 6, 2026, the Company was notified (the “Notification Letter”) by The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Under the Notification Letter, the Company has 180 calendar days, or until February 2, 2027, to regain compliance. If the Company does not regain compliance by February 2, 2027, an additional 180 days may be granted to regain compliance, if the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance, including a reverse stock split.

Management does not believe the Company’s current cash is sufficient to fund operations for at least one year from the date these unaudited condensed consolidated financial statements are issued. The Company will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to continue developing and seeking regulatory approvals for current and future products and technologies. If such funding is not available, or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. These unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

On November 8, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock through Wainwright as the sales agent (see Note 10). During the nine months ended September 30, 2026, the Company sold an aggregate of 5,906,125 shares of its common stock for net proceeds of $7,750,657, or $1.31 per share. As of September 30, 2026, the aggregate market value of the shares of common stock remaining eligible for sale is currently $5,257,000.

On April 1, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 2,857,144 shares of common stock of the Company at a purchase price of $0.70 per share of common stock. Gross proceeds from the offering were approximately $2,000,000, and the Company received net proceeds of $1,611,880, after deducting placement agent’s fees and other offering expenses paid by the Company of $388,121 (see Note 10).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, merveille.ai, which was incorporated under the laws of Nevada on October 4, 2023, Rocket One.0 Inc., which was incorporated under the laws of Nevada on April 22, 2026, Hoth Therapeutics, Inc. (formerly Hoth Therapeutics, LLC, a limited liability company which was formed under the laws of Nevada on June 17, 2026, and subsequently converted to Hoth Therapeutics, Inc., a corporation under the laws of Nevada on September 18, 2026), Hoth Therapeutics Australia Pty Ltd, which was incorporated under the laws of the State of Victoria in Australia on June 5, 2019, and Tracer since September 21, 2026, the date the Company acquired 100% of Tracer’s membership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to stock-based compensation, the valuation of intangible assets acquired, the valuation of common stock issued for services, and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations may be affected.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents consist of bank accounts and highly liquid money funds and totaled $6,016,055 and $6,247,467 as of September 30, 2026 and December 31, 2025, respectively. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits at the three financial institutions the Company utilizes for its banking requirements. The Company’s foreign bank account is not subject to Federal Deposit Insurance Corporation insurance. Cash held in foreign bank accounts totaled approximately $87,000 and $96,000 as of September 30, 2026 and December 31, 2025, respectively.

Accounts Receivable

The Company follows Accounting Standards Codification (“ASC”) 326, “Financial Instruments - Credit Losses”, and recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical credit loss experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The credit loss expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of September 30, 2026 and December 31, 2025, accounts receivable amounted to $4,523 and $0, respectively. For the nine months ended September 30, 2026 and 2025, the Company did not recognize any credit losses.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company has significant cash balances at financial institutions which, throughout the year, regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements (“ASC 820”), provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. During the nine months ended September 30, 2026 and 2025, there were no changes in valuation techniques or transfers between Level 1, Level 2, and Level 3.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Business Acquisition

The Company accounted for its business acquisition using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. Identifiable intangible assets acquired are recorded at their estimated fair values, and the excess of the purchase price over the fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities was subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. The business acquisition was included in the Company’s consolidated financial statements as of the date of the acquisition (see Note 3).

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

Investment in Joint Ventures

Ownership interests in entities for which the Company has significant influence that are not consolidated are accounted for as equity method investments. SEC Staff Announcement: Accounting for Limited Partnership Investments (codified in ASC 323-30-S99-1) guidance requires the use of the equity method unless the investor’s interest “is so minor that the limited partner may have virtually no influence over partnership operating and financial policies.” The SEC staff’s position is that investments in limited partnerships of greater than 3% to 5% are considered more than minor and, therefore, should be accounted for using the equity method or fair value option. Investments accounted for using the equity method may be reported on a lag up to three months if financial statements of the investee are not available in sufficient time for the investor to apply the equity method as of the current reporting date. The determination of whether an investee’s results are recorded on a lag is made on an investment-by-investment basis. This investment in joint ventures is further described in Note 6 of these unaudited condensed consolidated financial statements.

Equity Securities Without Readily Determinable Fair Values

The Company holds an equity investment in a privately held entity over which it does not have significant influence or control. Because the investment does not have a readily determinable fair value and does not qualify for the net asset value practical expedient, the Company has elected to measure it under the measurement alternative in ASC 321, Investments – Equity Securities. Under the measurement alternative, the investment is carried at cost, less any impairment, and adjusted up or down for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any such adjustments are recognized in other income (expense), net, in the condensed consolidated statements of operations.

At each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. Impairment indicators considered include a significant deterioration in the investee’s earnings performance, credit rating, or business prospects; a significant adverse change in the regulatory, economic, or technological environment of the investee; a significant adverse change in the general market condition of the investee’s industry or geographic area; bona fide offers to purchase, or offerings by the investee to sell, the same or similar securities for an amount less than the carrying amount; and factors that raise significant concerns about the investee’s ability to continue as a going concern. If the qualitative assessment indicates the investment is impaired, the Company estimates its fair value and recognizes an impairment loss in net income equal to the amount by which the carrying value exceeds fair value.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Digital Assets, at Fair Value

The Company’s digital assets primarily included Bitcoin (“BTC”), Ethereum (“ETH”) and Solana (“SOL”), which are actively traded on public exchanges. The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., BTC) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.” As of September 30, 2026 and December 31, 2025, the Company did not own any digital intangible assets that did not fall within the scope of ASC 350-60.

Crypto assets are recorded at fair value in accordance with ASC 820, Fair Value Measurement. Changes in fair value are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss within “other income (expenses), net” for the period in which they occur.

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

As of December 31, 2025, the Company held $191,367 of crypto assets comprised of BTC, ETH and SOL, which are in the scope of ASC 350-60 at fair value. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The Company uses a first-in, first-out methodology to assign costs to crypto assets. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the unaudited condensed consolidated statements of cash flows. As of September 30, 2026, the Company did not hold any crypto assets.

Intangible Assets

Intangible assets, consisting of customer relationships and trade name, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life ranging from 7 to 15 years, less any impairment charges.

Goodwill

The Company’s business acquisition resulted in the recording of goodwill. Goodwill represented the excess of the purchase price paid over the fair value of the net assets acquired in the business acquisition. Goodwill is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. The Company includes assumptions about the expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying value of these assets is not recoverable, based on the discounted cash flow analysis, management compares the fair value of the assets to the carrying value. Goodwill is considered impaired if the recorded value exceeds the fair value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. Future cash flows of the individual indefinite-lived intangible assets are used to measure their fair value after consideration of certain assumptions, such as forecasted growth rates and cost of capital, which are derived from internal projection and operating plans.

Revenue Recognition

The Company follows ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

In accordance with ASC 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenue from the following sources:

●	Product sales, consisting of the sale of drones and drone accessories, are recognized at a point in time when the product is shipped to the customer and title is transferred and are recorded net of any discounts or allowances.

●	Tracer generates revenue from the sale of training packages to its customers. Training packages consist of a series of drone training sessions. Revenues generated from such sales are recognized at a point in time, which is upon the completion and the utilization of training sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as contract liabilities until such time as the performance obligation is completed.

●	Tracer sells subscriptions to its customers for the use of certain software and subscription services. Revenues related to subscription agreements are recognized over the subscription period as services are performed.

Shipping and Handling Costs

Shipping and handling costs incurred for products shipped to customers are included in general and administrative expenses. Shipping and handling costs charged to customers are included in sales.

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

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

	Nine Months Ended September 30,
Potentially dilutive securities	2026	2025
Warrants	4,683,821	1,740,752
Options	2,310,362	1,260,362
Total	6,994,183	3,001,114

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Comprehensive Loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). During the three and nine months ended September 30, 2026 and 2025, other comprehensive income (loss) was attributable to foreign currency translation adjustments.

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

Segment Reporting

On January 1, 2024, the Company adopted FASB ASU 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. Through March 31, 2026, the Company operated as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. During the nine months ended September 30, 2026, the Company began the process of transitioning primarily into an AI semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. Accordingly, beginning in the second quarter of 2026, the Company began operating in two reportable segments which consist of (1) a clinical-stage biopharmaceutical company, herein known as the “Biopharmaceutical” segment, and (2) an AI semiconductor infrastructure and other technologies company, herein known as the “AI Infrastructure and Technologies” segment. The Company has determined that these reportable segments are strategic business units that offer different products. These reportable segments shall be managed separately based on the fundamental differences in their operations.

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

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) amending ASC 326, Credit Losses, which provides a practical expedient for all entities in developing reasonable and supportable forecasts as part of estimating expected credit losses to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 on January 1, 2026, and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 3 – ACQUISITION

On September 21, 2026, the Company acquired all of the outstanding membership interests of Tracer, a New Jersey-based provider of drone hardware, software, training, maintenance and managed services for a cash purchase price of $800,000. $80,000 of the cash purchase price was deposited in an indemnification escrow with a third-party escrow agent for six months after signing, and the Company’s indemnification claims against the seller are generally capped at the escrow amount.

The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date and are subject to adjustment during the measurement period. These estimates are subject to refinement. Management developed estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of updated valuations, with the corresponding offset to goodwill. Based upon the preliminary purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

September 21, 2026
Assets acquired:
Cash	$57,318
Accounts receivable	4,523
Prepaid expenses and other assets	722
Intangible assets	208,846
Goodwill	590,794
Total assets acquired at fair value	862,203
Liabilities assumed:
Accounts payable and accrued expenses	62,203
Total liabilities assumed	62,203
Net assets acquired	$800,000
Purchase consideration paid:
Cash paid	$800,000
Total purchase consideration paid	$800,000

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Factors that make up goodwill include an assembled workforce, which consists of a key Tracer employee retained under an employment agreement effective October 1, 2026, and a three-year non-competition and non-solicitation covenant from the seller.

The Company did not include supplemental pro forma revenue and earnings for the current and comparable prior periods since the inclusion of the supplemental pro forma revenue and earnings is impracticable.

In connection with the acquisition, during the three and nine months ended September 30, 2026, the Company incurred legal fees of $30,633, which is included in general and administrative expenses on the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

Effective as of September 21, 2026, the financial results of Tracer are included in the consolidated financial results of the Company. For the period from September 21, 2026 (acquisition date) to September 30, 2026, Tracer recorded revenues of $35 and a net loss of $2,576, which is included in the accompanying unaudited condensed consolidated statement of operations and comprehensive loss.

NOTE 4 – CRYPTO ASSETS, AT FAIR VALUE

As of September 30, 2026, the Company held no crypto assets.

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

The following table represents a reconciliation of crypto assets held:

For the Nine Months Ended September 30, 2026
Fair Value, December 31, 2025	$191,367
Crypto units sold, at fair value	(147,202)
Realized loss	(44,165)
Fair Value, September 30, 2026	$-

NOTE 5 – LICENSE, PATENTS, SOFTWARE AND OTHER TECHNOLOGIES AGREEMENTS

The following summarizes the Company’s research and development expenses for licenses, patents, software and other technologies acquired (including stock-based compensation) during the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
The George Washington University	$-	$1,250	$-	$3,750
North Carolina State University	-	937	-	2,812
University of Cincinnati	2,500	-	2,500	3,333
National Aeronautics and Space Administration (NASA)	21,667	-	21,667	-
Virginia Commonwealth University	-	-	10,000	-
U.S. Department of Veterans Affairs	6,250	-	43,750	-
Patent applications, software and other technologies acquired	-	-	210,000	1,250,500
	$30,417	$2,187	$287,917	$1,260,395

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

The George Washington University

During the three and nine months ended September 30, 2026, the Company recorded expenses of $0 and $0, respectively, related to license fees pursuant to the patent license agreement with The George Washington University (“GW”) dated February 1, 2020 (“GW Patent License Agreement”) and the patent license agreement with GW dated August 7, 2020.

During the three and nine months ended September 30, 2025, the Company recorded expenses of $1,250 and $3,750, respectively, related to license fees pursuant to the GW Patent License Agreement and the patent license agreement with GW dated August 7, 2020.

North Carolina State University

During the three months ended September 30, 2026 and 2025, the Company recorded expenses of $0 and $937, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

During the nine months ended September 30, 2026 and 2025, the Company recorded expenses of $0 and $2,812, respectively, for license fees associated with the license agreement by and between the Company and North Carolina State University dated February 25, 2021.

University of Cincinnati

During the three months ended September 30, 2026 and 2025, the Company recognized expenses of $2,500 and $0, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and the University of Cincinnati dated May 14, 2020.

During the nine months ended September 30, 2026 and 2025, the Company recognized expenses of $2,500 and $3,333, respectively, for license fees associated with the Assignment and Assumption Agreement by and between the Company and the University of Cincinnati dated May 14, 2020.

National Aeronautics and Space Administration (“NASA”)

During the three and nine months ended September 30, 2026, the Company recognized expenses of $21,667 and $21,667, respectively, for license fees associated with the Nonexclusive License Agreement by and between the Company and NASA dated July 28, 2026 (the “NASA License Agreement”).

During the three and nine months ended September 30, 2025, the Company did not recognize any expenses for license fees associated with the NASA License Agreement.

Virginia Commonwealth University

During the three and nine months ended September 30, 2026, the Company recognized expenses of $0 and $10,000, respectively, for license fees associated with the Exclusive License Agreement by and between the Company and Virginia Commonwealth University Intellectual Property Foundation dated May 15, 2026 (the “VCU License Agreement”).

During the three and nine months ended September 30, 2025, the Company did not recognize any expenses for license fees associated with the VCU License Agreement.

U.S. Department of Veterans Affairs

During the three and nine months ended September 30, 2026, the Company recognized expenses of $6,250 and $43,750, respectively, for license fees associated with the exclusive license agreement by and between the Company and the U.S. Department of Veterans Affairs dated December 9, 2024 (the “VA Agreement”).

During the three and nine months ended September 30, 2025, the Company did not recognize any expenses for license fees associated with the VA Agreement.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Patent Applications, Software and Other Technologies

During the nine months ended September 30, 2026 and 2025, the Company recorded $0 and $1,250,500, respectively, for research and development expenses, associated with the Patent Application Acquisition Agreement by and between the Company and Med30 LLC dated January 13, 2025.

On June 18, 2026, the Company entered into an Asset Purchase Agreement with Skystage, Inc., whereby the Company purchased software and related technologies for the delivery of custom drone light shows using drone cluster technologies for $210,000 in cash. For asset acquisitions, in-process research and development (“IPRD”) is expensed immediately unless there is an alternative future use. The software and technologies acquired do not constitute a business, as defined under ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (such as when there is no substantive process in the acquired entity). The acquired IPRD intangible assets will be used in research and development projects which have been determined to not have alternative future use at the acquisition date and were expensed immediately. Accordingly, during the nine months ended September 30, 2026, the Company recorded $210,000 in research and development expenses.

NOTE 6 – FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

The following tables present the Company’s assets and liabilities that are measured at fair value on September 30, 2026 and December 31, 2025:

	Fair value measured at September 30, 2026
	Total at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment in joint ventures	$36,819	$-	$-	$36,819

	Fair value measured at December 31, 2025
	Total at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Crypto assets	$191,367	$191,367	$-	$-
Investment in joint ventures	$36,819	$-	$-	$36,819

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Level 3 Measurement

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025:

Investment in joint ventures for the three months ended September 30, 2026 and 2025

	For the Three Months Ended September 30,
	2026	2025
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$36,819

Investment in joint ventures for the nine months ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,
	2026	2025
Investment in joint ventures at fair value – beginning of period	$36,819	$36,819
Change in fair value of investment in joint ventures	-	-
Investment in joint ventures at fair value – end of period	$36,819	$36,819

Investment in equity securities without readily determinable fair value for the three and nine months ended September 30, 2026 and 2025 (see Note 8)

	For the Three and Nine Months Ended September 30,
	2026	2025
Investment in equity securities without readily determinable fair value – beginning of period	$-	$-
Investment in equity securities without readily determinable fair value	250,000	-
Impairment loss on equity securities without readily determinable fair value	(150,000)	-
Reclassification of investment in equity securities without readily determinable fair value to prepaid expenses and other current assets	(100,000)	-
Investment in equity securities without readily determinable fair value – end of period	$-	$-

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Investment in Zylö Therapeutics

In connection with the Company’s March 2020 underwritten public offering of shares of its common stock, on May 4, 2020, the Company purchased 120,000 shares of Zylö Therapeutics (“Zylö”) Class B common stock for $60,000. On December 8, 2021, the Company entered into a third amendment (the “Zylö Amendment”) to the Exclusive Sublicense Agreement with Zylö originally dated August 19, 2019 (as amended, the “Exclusive Sublicense Agreement”), pursuant to which the Company licensed its novel cannabinoid therapeutic, HT-005 for lupus patients, back to Zylö. Pursuant to the Zylö Amendment, on December 6, 2021, Zylö issued the Company 100,000 shares of its Class B common stock. In addition, pursuant to the Zylö Amendment, within 90 days following a sale by Zylö of all of its assets and rights related to HT-005 to a third-party (a “Sale”), Zylö shall pay the Company a low single digit percent of the net proceeds received by it attributable to HT-005 in the United States and Canada and their respective territories (collectively, the “Territory”) for the purposes of therapeutic uses related to lupus in humans (the “Field”). After the Sale, any and all rights of the Company pursuant to the Exclusive Sublicense Agreement, including all amendments thereto, shall terminate. Furthermore, pursuant to the Zylö Amendment, following the date of the first commercial sale of HT-005 in the Territory, in the Field, Zylö shall pay the Company (i) a low single digit percent of the Net Sales (as defined in the Exclusive Sublicense Agreement) of HT-005 in the event HT-005 is sold in the Territory and (ii) a low double digit percent of any royalty that Zylö receives through the sublicense to a third-party based on Net Sales of HT-005 in the Territory which payments shall continue in each country in the Territory until expiration of the last-to-expire Valid Claim (as defined in the Exclusive Sublicense Agreement). Zylö conducted a 409A valuation of their Class B common stock in February 2024, and as of September 30, 2026 and December 31, 2025, valued its 220,000 Zylö shares at $36,740, or at a price of $0.167 per share. This value was ratified by Zylö’s board of directors in February 2024.

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

The valuations reflect a probability-weighted present value of expected future investment returns considering certain possible outcomes and the rights of each class of Zylö’s, Atticus Pharma’s, and Finch’s equity. The future values of the common stock under the various outcomes are discounted back to the valuation date at a risk-adjusted discount rate and probability weighted to determine the value for the Class B common stock. Significant unobservable inputs in the valuation include (i) probabilities of each scenario, (ii) timing of occurrence, (iii) future valuation; and (iv) the risk-adjusted discount rate.

The consolidated investment in Zylö was valued at $36,819 and $36,819 as of September 30, 2026 and December 31, 2025, respectively.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2026 and December 31, 2025, prepaid expenses and other assets consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Prepaid clinical trial expenses	$974,635	$987,605
Prepaid stock-based compensation	317,819	-
Prepaid insurance	85,815	40,008
R&D credit receivable	7,590	11,707
Other prepaid expenses and other assets	417,473	26,648
Total	1,803,332	1,065,968
Prepaid expenses and other assets, current portion	(836,197)	(366,548)
Prepaid expenses and other assets, long-term portion	$967,135	$699,420

NOTE 8 – EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

On July 14, 2026, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Placeve Inc., a Delaware company (“Placeve”). In connection with the SAFE, the Company made an initial investment of $250,000 in Placeve for the right to certain shares of Placeve. If there is an equity financing in Placeve, before the termination of the SAFE, on the initial closing of such equity financing, the SAFE will automatically convert into the number of shares of SAFE preferred stock equal to the purchase amount divided by the discount price, which equals the lowest price per share of preferred stock sold in the equity financing multiplied by the discount rate of 90%. The investment is carried at cost, less any impairment, and adjusted up or down for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any such adjustments are recognized in other income (expense), net, in the condensed consolidated statements of operations. In October 2026, Placeve’s board and stockholders approved its dissolution, and Placeve notified the Company that it expects to distribute approximately $100,000 to the Company in full settlement of the SAFE. Because this information provided evidence of conditions that existed at September 30, 2026, the Company recorded an impairment loss of $150,000 for the three and nine months ended September 30, 2026, reducing the carrying amount to its estimated fair value of $100,000. The $100,000 cash distribution was received in October 2026. As of September 30, 2026, the $100,000 carrying amount is classified as a current asset because it is expected to be realized in cash within twelve months and is included in prepaid expenses and other assets on the accompanying unaudited condensed consolidated balance sheet.

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

As a result of the acquisition of Tracer, on September 21, 2026, there was a $799,640 increase in the gross intangible assets made up of $208,846 of finite lived intangible assets and $590,794 of goodwill (See Note 3). The increase in gross finite lived intangible assets was associated with customer relationships and a trade name that have finite lives. The Company shall begin amortization of the finite lived intangible assets in the fourth quarter of 2026.

As of September 30, 2026, intangible assets subject to amortization amounted to $208,846 consisting of the following:

	Amortization period (years)	Gross Amount	Accumulated Amortization	Net Finite Intangible Assets
Customer relationships	15	$159,259	$-	$159,259
Trade name	7	49,587	-	49,587
		$208,846	$-	$208,846

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Amortization of the intangible assets attributable to future periods is as follows:

Year ending September 30:	Amount
2027	$17,701
2028	17,701
2029	17,701
2030	17,701
2031	17,701
Thereafter	120,341
$208,846

On September 30, 2026, goodwill consisted of the following:

	Useful Life	September 30, 2026
Goodwill	-	$590,794
		$590,794

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, and shall have such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as shall be determined at the time of issuance by the Company’s board of directors without further action by the Company’s shareholders. As of September 30, 2026 and December 31, 2025, 5,000,000 shares of the Company’s preferred stock have been designated as Series A Convertible Preferred Stock, 2,000,000 shares of the Company’s preferred stock have been designated as Series B Preferred Stock, and 3,000,000 shares of the Company’s preferred stock remain undesignated.

Series A Convertible Preferred Stock

The shares of Series A Convertible Preferred Stock, par value $0.0001 per share, are not mandatorily redeemable and do not embody an unconditional obligation to settle in a variable number of equity shares. As such, the shares of Series A Convertible Preferred Stock are classified as permanent equity on the condensed consolidated balance sheets. The holders’ contingent redemption right in the event of certain deemed liquidation events does not preclude permanent equity classification. Further, the shares of Series A Convertible Preferred Stock are considered an equity-like host for purposes of assessing embedded derivative features for potential bifurcation. The embedded conversion feature is considered to be clearly and closely related to the associated convertible preferred stock host instrument and therefore was not bifurcated from the equity host. As of September 30, 2026 and December 31, 2025, no shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 2, 2022, the Company filed a Certificate of Designation of the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to create a new class of Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Certificate of Designation designated 2,000,000 shares of authorized preferred stock as Series B Preferred Stock. The Series B Preferred Stock was not entitled to receive dividends or any other distributions. The Series B Preferred Stock was entitled to ten votes per share and voted together with the Company’s issued and outstanding shares of common stock as a single class exclusively with respect to a proposal to increase the number of shares of common stock that the Company was authorized to issue, together with any ancillary or administrative matters necessary or advisable in connection with the implementation of such increase. The Series B Preferred Stock had no rights as to any distribution or assets of the Company upon liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company. As of September 30, 2026 and December 31, 2025, no shares of Series B Preferred Stock were issued and outstanding.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Common Shares

2025

On January 7, 2025, the Company issued 3,750,000 common shares in connection with the exercise of the 3,750,000 April 2024 Inducement Warrants (as defined below) for cash proceeds of $5,625,000. See Warrants section below.

On January 13, 2025, the Company entered into a Patent Application Acquisition Agreement with Med30 LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to the Company all of Seller’s right, title, and interest in and to certain patent applications and associated rights, subject to the terms and conditions set forth in such agreement for a cash payment of $400,000 and the issuance of 450,000 shares of the Company’s common stock. These common shares were valued at $850,500, or $1.89 per share, on the measurement date based on the quoted closing price of the Company’s common stock (see Note 5).

On November 8, 2024, the Company entered into the ATM Agreement with Wainwright under which the Company could offer and sell shares of its common stock through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-272620), including an accompanying base prospectus and a prospectus supplement dated November 8, 2024. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The aggregate market value of the shares of common stock eligible for sale is currently $5,257,000. From November 8, 2024 through November 12, 2026, the Company sold 9,825,684 shares of common stock through the ATM Agreement which resulted in approximately $13.56 million in gross proceeds.

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

On August 28, 2025, the Company issued 800,000 shares of common stock to the Company’s Chief Executive Officer as compensation under its equity incentive plan. The total grant-date fair value of the awards was $968,000, which was recognized as compensation expense in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025. In connection with the issuance, the Company withheld 310,744 shares with a total fair value of $376,000 to satisfy employees’ minimum statutory tax withholding obligations. As a result, the Company issued a net of 489,256 shares to its Chief Executive Officer. The shares withheld for taxes are accounted for as a repurchase of shares and do not reduce the amount of compensation expense recognized. The Company remitted the related cash obligation to taxing authorities during the period. The Company’s policy is to allow net-share settlement of equity awards for tax withholding purposes. Cash paid to tax authorities in connection with such share withholding arrangements is classified as a financing activity in the unaudited condensed consolidated statements of cash flows, in accordance with ASC 718-20-45. The following table summarizes share activity related to stock compensation during the three and nine months ended September 30, 2025:

Activity	Number of Shares
Shares granted (gross)	800,000
Less: shares withheld for taxes	(310,744)
Net shares issued to employee	489,256

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

2026

During the three months ended March 31, 2026, pursuant to the ATM Agreement, the Company issued an aggregate of 756,187 shares of its common stock for net proceeds of $701,484.

During the three months ended June 30, 2026, pursuant to the ATM Agreement, the Company issued an aggregate of 3,436,991 shares of its common stock for net proceeds of $5,145,579.

During the three months ended September 30, 2026, pursuant to the ATM Agreement, the Company issued an aggregate of 1,712,947 shares of its common stock for net proceeds of $1,938,594.

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

On May 14, 2026, the Company issued 500,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $332,950, or $0.67 per common share, based on the closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the estimated term of the agreement of one year. In connection with the issuance of these shares, during the three and nine months ended September 30, 2026, the Company recorded stock-based professional fees of $83,237 and $124,856, respectively, and as of September 30, 2026, the Company recorded prepaid expenses of $208,094, which will be amortized over the remaining service period through May 14, 2027.

On June 10, 2026, the Company issued an aggregate of 120,000 shares of its common stock for business development and consulting services rendered and to be rendered. These shares were valued at $159,600, or $1.33 per common share, based on the closing price of the Company’s common stock on the measurement date, and will be amortized into stock-based consulting fees over the term of the agreement of one year. In connection with the issuance of these shares, during the three and nine months ended September 30, 2026, the Company recorded stock-based professional fees of $39,900 and $49,875, respectively, and as of September 30, 2026, the Company recorded prepaid expenses of $109,725, which will be amortized over the remaining service period through June 10, 2027.

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

On June 4, 2025, pursuant to a six-month marketing service agreement, the Company issued warrants to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share to a consultant of the Company for investor relations services. The warrants expire on June 4, 2027. The grant date fair value of these warrants was $333,150, which was recorded as a prepaid expense, and was expensed as stock-based professional fees over the term of the marketing service agreement. In connection with this warrant, during the three and nine months ended September 30, 2025, the Company recorded stock-based professional fees of $166,575 and $222,100, respectively.

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

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The fair value of the April 2026 Warrants, April Placement Agent Warrants and other warrants were estimated using the Black-Scholes option-pricing model with the following assumptions:

	April 2, 2026	June 4, 2025
Exercise price	$0.85 to $0.875	$1.00
Term (years)	5.0 to 5.5	2.0
Expected stock price volatility	120.35%	129.68%
Risk-free rate of interest	3.94%	3.87%

A summary of warrant activity for the nine months ended September 30, 2026 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,740,752	$4.38	$-	2.37
Granted	3,000,001	0.85	-	-
Expired	(56,932)	56.25	-	-
Outstanding as of September 30, 2026	4,683,821	1.49	-	3.81
Warrants exercisable as of September 30, 2026	1,826,677	$2.49	$-	1.93

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

The Committee increased the number of shares reserved pursuant to the 2018 Plan by 26,878 shares effective as of January 1, 2021, such that as of January 1, 2021, the Company had an aggregate of 66,878 shares of common stock reserved for issuance pursuant to the 2018 Plan. On June 24, 2021, at the annual meeting of shareholders, shareholders of the Company approved an amendment to the 2018 Plan to further increase the number of shares reserved for issuance thereunder from 66,878 shares to 146,878 shares. On February 2, 2022, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 146,878 shares to 156,878 shares. On January 11, 2023, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 156,878 shares to 166,878 shares. On January 4, 2024, the Committee further increased the number of shares reserved for issuance under the 2018 Plan from 166,878 shares to 176,878 shares. On January 6, 2025, the Committee further increased the number of shares reserved for issuance under the 2018 plan from 176,878 shares to 186,878 shares. On January 5, 2026, the Committee further increased the number of shares reserved for issuance under the 2018 plan from 186,878 shares to 196,878 shares. As of September 30, 2026, there were 10,738 shares of Company common stock available for grant under the 2018 Plan.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

On September 22, 2026, the Committee recommended, and the board of directors approved an increase to the number of shares of common stock reserved for issuance under the Amended and Restated 2022 Plan by 3,250,000 shares from 3,091,317 shares to 6,341,317 shares (“2026 Increase”). The 2026 Increase remains subject to shareholder approval.

As of September 30, 2026, there were 31,317 shares of Company common stock available for grant under the Amended and Restated 2022 Plan.

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

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

A summary of option activity under the Company’s equity incentive plans for the nine months ended September 30, 2026 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	1,260,362	$4.340	$111,250	8.2
Employee options issued	1,050,000	0.71	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2026	2,310,362	$2.69	$10,345	8.5
Options vested and exercisable as of September 30, 2026	2,310,362	$2.69	$10,345	8.5

A summary of stock options outstanding as of September 30, 2026 by price range is as follows:

	Options outstanding and exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Up to $2.59	2,233,000	8.6	$0.98
$14.75 to $76.25	62,562	5.1	$32.95
Above $76.25	14,800	3.3	$131.50
Options outstanding and exercisable as of September 30, 2026	2,310,362	8.5	$2.69

All stock compensation associated with the amortization of employee stock option expense was recorded as a component of general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Estimated future stock-based compensation expense relating to unvested stock options is $0.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee stock option awards	$—	$—	$625,485	$219,929
Employee restricted stock award	—	968,000	—	968,000
Non-employee restricted stock awards	123,137	—	174,731	—
Non-employee stock warrant awards	—	166,575	—	222,100
	$123,137	$1,134,575	$800,216	$1,410,029

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

For the three and nine months ended September 30, 2026 and 2025, the amount of stock-based compensation expense included within professional fees and general and administrative expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$-	$-	$-	$-
Professional fees	123,137	166,575	174,731	222,100
General and administrative	-	968,000	625,485	1,187,929
	$123,137	$1,134,575	$800,216	$1,410,029

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Office Leases

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

Tracer leases incubator space from a community college at $540 per month, commencing June 1, 2026 and expiring on June 1, 2027, with two 12-month renewal options at Tracer’s option. Tracer elected not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. The Company concluded that it was not reasonably certain to exercise the extension options. The option periods are therefore excluded from the lease term and from the measurement of the ROU asset and lease liability.

The table below presents certain information related to the Company’s lease costs, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$-	$7,136	$4,652	$21,675
Short-term lease expense	3,920	7,620	16,010	18,995
Total lease cost	$3,920	$14,756	$20,662	$40,670

ROU asset for operating leases was recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Office lease ROU asset	$-	$31,075
Less accumulated amortization	-	(26,423)
Total ROU asset, net	$-	$4,652

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Operating lease liability for operating leases was recorded in the accompanying unaudited condensed consolidated balance sheets as follows:

	September 30, 2026	December 31, 2025
Current portion of operating lease liability	$—	$5,678
Long-term portion of operating lease liability	—	—
Total operating lease liability	$—	$5,678

Supplemental cash flow information related to the Company’s leases for the nine months ended September 30, 2026 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,678

NOTE 12 – SEGMENT REPORTING

Through March 31, 2026, the Company operated as a single operating segment as a clinical-stage biopharmaceutical company focused on developing new generation therapies for unmet medical needs. During the three months ended June 30, 2026, the Company began the process of transitioning primarily into an AI semiconductor infrastructure company building nanomagnetic and spintronic computing for ultra-low-power AI, resilient edge, defense, and space. Accordingly, beginning in the second quarter of 2026, the Company began operating in two reportable segments which consist of (1) a clinical-stage biopharmaceutical company, herein known as the “Biopharmaceutical” segment, and (2) an AI semiconductor infrastructure and other technologies company, herein known as the “AI Infrastructure and Technologies” segment. The AI Infrastructure and Technologies segment includes Tracer. The Company has determined that these reportable segments are strategic business units that offer different products. These reportable segments shall be managed separately based on the fundamental differences in their operations.

Through September 30, 2026, corporate and administrative amounts have been allocated to the Biopharmaceutical segment since substantially all of the Company’s operations are attributable to this segment.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The decisions concerning the allocation of the Company’s resources are made by the CODM with oversight by the Board. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. The CODM assesses segment performance by using each segment’s loss from operations and considers budget-to-actual variances on a periodic basis (at least quarterly) when making decisions about operational planning, including whether to invest resources into the segments or into other parts of the Company. Segment assets are reviewed by the Company’s CODM and are disclosed below. The accounting policies of the Biopharmaceutical segment and the AI Infrastructure and Technologies segment are the same as those described in Note 2 of these unaudited condensed consolidated financial statements.

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Information with respect to these reportable business segments for the three and nine months ended September 30, 2026 and 2025 was as follows:

Three Months Ended September 30, 2026

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$35	$35

Operating expenses	2,331,820	197,558	2,529,378
Depreciation and amortization	-	-	-
Loss from operations	(2,331,820)	(197,523)	(2,529,343)
Interest expense	-	-	-
Other income	150	-	150
Impairment loss on equity securities without readily determinable fair value	(150,000)	-	(150,000)
Loss before provision for income taxes	(2,481,670)	(197,523)	(2,679,193)
Provision for income taxes	-	-	-
Net loss	$(2,481,670)	$(197,523)	$(2,679,193)

Three Months Ended September 30, 2025

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$-	$-

Operating expenses	4,080,664	-	4,080,664
Depreciation and amortization	-	-	-
Loss from operations	(4,080,664)	-	(4,080,664)
Interest expense	-	-	-
Other expenses, net	(25,137)	-	(25,137)
Loss before provision for income taxes	(4,105,801)	-	(4,105,801)
Provision for income taxes	-	-	-
Net loss	$(4,105,801)	$-	$(4,105,801)

Nine Months Ended September 30, 2026

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$35	$35

Operating expenses	8,539,112	473,515	9,012,627
Depreciation and amortization	-	-	-
Loss from operations	(8,539,112)	(473,480)	(9,012,592)
Interest expense	-	-	-
Realized loss on crypto assets	(44,165)	-	(44,165)
Other income	448	-	448
Impairment loss on equity securities without readily determinable fair value	(150,000)	-	(150,000)
Loss before provision for income taxes	(8,732,829)	(473,480)	(9,206,309)
Provision for income taxes	-	-	-
Net loss	$(8,732,829)	$(473,480)	$(9,206,309)

ROCKET ONE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Nine Months Ended September 30, 2025

	Biopharmaceutical segment	AI Infrastructure and Technologies segment	Consolidated
Net revenues	$-	$-	$-

Operating expenses	9,756,330	-	9,756,330
Depreciation and amortization	-	-	-
Loss from operations	(9,756,330)	-	(9,756,330)
Interest expense	-	-	-
Other expenses, net	(24,783)	-	(24,783)
Loss before provision for income taxes	(9,781,113)	-	(9,781,113)
Provision for income taxes	-	-	-
Net loss	$(9,781,113)	$-	$(9,781,113)

Total assets by segment on September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Biopharmaceutical segment	$7,843,049	$7,603,444
AI Infrastructure and Technologies segment	817,320	-
	$8,660,369	$7,603,444

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

In October 2026, the Company received a $100,000 cash distribution related to its equity securities without readily determinable fair value (see Note 8).

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

Additionally, we also continue to have preclinical and clinical assets that will be developed under our wholly owned subsidiary, Hoth Therapeutics, Inc., for (i) a topical formulation for treating side effects from drugs used for the treatment of cancer (HT-001); (ii) a treatment for mast-cell derived cancers and anaphylaxis (HT-KIT); (iii) a treatment for obesity, and obesity-related diseases and conditions (HT-VA); and (iv) a treatment for Alzheimer’s Disease (HT-ALZ).

On September 18, 2026, the Company entered into a definitive Membership Interest Purchase Agreement to acquire all of the issued and outstanding membership interests of Tracer Drone Technologies, LLC (“Tracer”), a New Jersey-based provider of drone hardware, software, training, maintenance and managed services. On September 21, 2026, the Company closed on the Membership Interest Purchase Agreement and acquired 100% of Tracer’s membership interests. The acquisition of Tracer adds an established, revenue-generating commercial platform and combines operating drone capabilities with the Company’s broader AI, space, and defense technology strategy.

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended September 30, 2026 and 2025

Revenues

For the three months ended September 30, 2026, revenues were $35, which related to the acquisition of Tracer on September 21, 2026. We did not record any revenues during the three months ended September 30, 2025.

Operating Costs and Expenses

Research and Development Expenses

For the three months ended September 30, 2026, research and development expenses were approximately $1,123,000. Specifically, during the three months ended September 30, 2026, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $979,000 related to manufacturing and clinical activities; and (ii) HT-VA approximately $35,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $79,000 payable to members of our scientific advisory board for services, and $30,000 in licensing fees.

For the three months ended September 30, 2025, research and development expenses were approximately $1,633,000. Specifically, during the three months ended September 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $1,477,000 related to manufacturing and clinical activities; and (ii) HT-KIT, approximately $125,000 related to manufacturing and preclinical activities. In addition to the foregoing, we also incurred fees of approximately $31,000 payable to members of our scientific advisory board for services.

We expect our research and development activities to continue to increase as we develop our existing product candidates and potentially acquire new product candidates, reflecting increasing costs associated with the following:

●	employee-related expenses, which include salaries and benefits, and rent expenses;

●	fees related to in-licensed products and technology;

●	expenses incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct our clinical trials and a substantial portion of our technology and development activities;

●	the cost of acquiring and manufacturing materials; and

●	costs associated with development activities and regulatory approvals.

General and Administrative Expenses

For the three months ended September 30, 2026, general and administrative expenses amounted to approximately $1,406,000 as compared to $2,447,000 for the three months ended September 30, 2025, a decrease of $1,041,000, or 42.5%. For the three months ended September 30, 2026 and 2025, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Three Months Ended September 30,
	2026	2025
Compensation and related expenses	$403,000	$1,376,000
Professional and consulting expenses	757,000	894,000
Rent expense	4,000	15,000
Other general and administrative expenses	242,000	162,000
Total	$1,406,000	$2,447,000

During the three months ended September 30, 2026, the decrease in general and administrative expenses of approximately $1,041,000 was primarily attributed to (1) a decrease in compensation and related expenses of $973,000 primarily attributable to a decrease in stock-based compensation of approximately $968,000 in connection with the issuance of common stock for services during the three months ended September 30, 2025 as compared to none during the three months ended September 30, 2026, and a decrease in other compensation and related expenses of $5,000, (2) a decrease in professional and consulting expenses of approximately $137,000 which was primarily attributable to a decrease in legal and consulting fees of approximately $103,000, an increase in accounting fees of approximately $19,000, a decrease in stock-based professional fees of $43,000, and a decrease in directors’ fees of approximately $6,000, (3) a decrease in rent expense of $11,000 and (4) an increase in other general and administrative expenses of $80,000, primarily attributable to an increase in patent expenses of $54,000, an increase in travel expense of $12,000, and an increase in other general and administrative expenses of $14,000.

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

Other Income (Expenses)

For the three months ended September 30, 2026 and 2025, other expenses, net was approximately $150,000 and $25,000, respectively. During the three months ended September 30, 2026, we recorded an impairment loss on equity securities without readily determinable fair value of $150,000. During the three months ended September 30, 2025, we recorded a realized loss on crypto assets of approximately $25,000.

Net Loss

For the three months ended September 30, 2026 and 2025, we incurred a net loss of approximately $2,679,000, or $0.11 per common share (basic and diluted), and $4,106,000, or $0.30 per common share (basic and diluted), respectively.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Revenues

For the nine months ended September 30, 2026, revenues were $35, which related to the acquisition of Tracer on September 21, 2026. We did not record any revenues during the nine months ended September 30, 2025.

Operating Costs and Expenses

Research and Development Expenses

For the nine months ended September 30, 2026, research and development expenses were approximately $4,598,000. Specifically, during the nine months ended September 30, 2026, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $4,043,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $13,000 related to manufacturing and preclinical activities; and (iii) HT-VA approximately $115,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $139,000 payable to members of our scientific advisory board for services, $78,000 in licensing fees, and $210,000 of in-process research and development expenses in connection with the acquisition of software and other technologies.

For the nine months ended September 30, 2025, research and development expenses were approximately $4,632,000. Specifically, during the nine months ended September 30, 2025, our research and development costs consisted primarily of the following costs for each of our key research and development projects: (i) HT-001, approximately $2,585,000 related to manufacturing and clinical activities; (ii) HT-KIT, approximately $674,000 related to manufacturing and preclinical activities; and (iii) HT-ALZ, approximately $12,000 related to preclinical studies. In addition to the foregoing, we also incurred fees of approximately $100,000 payable to members of our scientific advisory board for services and recorded approximately $1,260,000 of in-process research and development expenses in connection with the acquisition of patent applications.

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

General and Administrative Expenses

For the nine months ended September 30, 2026, general and administrative expenses amounted to approximately $4,415,000 as compared to $5,125,000 for the nine months ended September 30, 2025, a decrease of $710,000, or 13.8%. For the nine months ended September 30, 2026 and 2025, general and administrative expenses consisted of the following (rounded to the nearest $1,000):

	Nine Months Ended September 30,
	2026	2025
Compensation and related expenses	$1,822,000	$2,384,000
Professional and consulting expenses	2,010,000	2,146,000
Rent expense	21,000	41,000
Other general and administrative expenses	562,000	554,000
Total	$4,415,000	$5,125,000

During the nine months ended September 30, 2026, the decrease in general and administrative expenses of approximately $710,000 was primarily attributed to (1) a decrease in compensation and related expenses of $562,000 attributable to an increase in stock-based compensation of approximately $406,000 in connection with the issuance of stock options, offset by a decrease in stock-based compensation of $968,000 in connection with the issuance of common stock for services during the three months ended September 30, 2025 as compared to none during the three months ended September 30, 2026, (2) a decrease in professional and consulting expenses of $136,000 attributable to a decrease in legal and other professional fees of $171,000 and a decrease in stock-based professional fees of $47,000, offset by an increase in accounting fees of $55,000 and an increase in director fees of $27,000, (3) a decrease in rent expense of $20,000, and (4) an increase in other general and administrative expenses of $8,000.

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

Other Income (Expenses), net

For the nine months ended September 30, 2026 and 2025, other income (expense), net was approximately $194,000 and $25,000, respectively. During the nine months ended September 30, 2026, we recorded an impairment loss on equity securities without readily determinable fair value of $150,000 and a realized loss of crypto assets of $44,000. During the nine months ended September 30, 2025, we recorded a realized loss on crypto assets of approximately $25,000.

Net Loss

For the nine months ended September 30, 2026 and 2025, we incurred a net loss of approximately $9,206,000, or $0.45 per common share (basic and diluted), and $9,781,000, or $0.74 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred net losses and negative cash flows from operations since our inception and have historically funded our operations through the sale of equity securities. As of September 30, 2026, we had approximately $6,016,000 in cash and cash equivalents, working capital of approximately $5,620,000 and an accumulated deficit of approximately $82,086,000. Net cash used in operating activities was $8,804,000 and $7,654,000 for the nine months ended September 30, 2026 and 2025, respectively. We incurred net losses of approximately $9,206,000 and $9,781,000 for the nine months ended September 30, 2026 and 2025, respectively.

Our ability to continue as a going concern is dependent on our ability to raise additional capital to fund our research and development (“R&D”) activities and meet our obligations as they come due. We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future as we continue to execute our longer-term business plans and development. We have not yet commercialized any products and have generated only minimal revenues through our recently acquired subsidiary, Tracer.

On August 6, 2026, we were notified (the “Notification Letter”) by The Nasdaq Stock Market, LLC (“Nasdaq”) that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Under the Notification Letter, we have 180 calendar days, or until February 2, 2027, to regain compliance. If we do not not regain compliance by February 2, 2027, an additional 180 days may be granted to regain compliance, if we meet The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. We intend to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance, including a reverse stock split.

We do not believe our current cash is sufficient to fund operations for at least one year from the date [these/the] unaudited condensed consolidated financial statements are issued. We will need to raise additional funding, through strategic relationships, public or private equity or debt financings, grants or other arrangements, to continue developing and seeking regulatory approvals for our current and future products and technologies. If funding is not available, or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued. Our unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

On November 8, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) under which we could offer and sell shares of our common stock through Wainwright. We have agreed to pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of our stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. The aggregate market value of the shares of common stock eligible for sale is currently $5,257,000. During the three and nine months ended September 30, 2026, the Company sold 1,712,947 and 5,906,125 shares of common stock, respectively, through the ATM Agreement which resulted in approximately $1,904,000 and $7,751,000 in net proceeds, respectively.

On April 1, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to sell to such investors 2,857,144 shares of common stock at a purchase price of $0.70 per share. We received gross proceeds of approximately $2,000,000, and net proceeds of approximately $1,611,880, after deducting placement agent’s fees and other offering expenses paid by us of $388,121 (see Note 10).

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was approximately $8,804,000, which primarily resulted from a net loss of approximately $9,206,000, an increase in prepaid expenses and other current assets of approximately $319,000, a decrease in accounts payable and accrued expenses of approximately $273,000, offset by the add back of non-cash items such as approximately $44,000 of realized loss on crypto assets, $800,000 in stock-based compensation and professional fees, and an impairment loss on equity securities without readily determinable fair value of $150,000.

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $7,654,000, which primarily resulted from a net loss of approximately $9,781,000, an increase in prepaid expenses and other current assets of approximately $357,000 and an increase in accounts payable and accrued expenses of approximately $196,000, offset by approximately $850,000 of non-cash research and development-acquired patent, $1,410,000 in stock-based compensation and professional fees, and unrealized loss on crypto assets of $25,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, the Company used cash in investing activities of $845,000, which consisted of net cash used for the acquisition of Tracer of $743,000 and cash used for an investment in equity securities without readily determinable fair value of $250,000, offset by cash proceeds received from the sale of crypto assets of approximately $147,000.

During the nine months ended September 30, 2025, the Company purchased $300,000 in crypto assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was approximately $9,420,000, which resulted from net proceeds from the issuance of common stock, net of offering costs, of approximately $7,751,000 and from net proceeds from the issuance of common stock and warrants, net of offering costs, of approximately $1,669,000, before deducting $57,171 of offering costs paid in 2025.

For the nine months ended September 30, 2025, net cash provided by financing activities was approximately $8,761,000, which primarily resulted from net proceeds from the issuance of common stock, net of offering costs, of approximately $3,512,000 and proceeds from the exercise of warrants of $5,625,000, offset by the payment of taxes related to the net share settlement of an equity award of $376,000.

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

We plan to pursue our plans with respect to the research and development of our technology products, as well as our pre-clinical products, which will require resources beyond those that we currently have, ultimately requiring additional capital from third-party sources. We currently generate minimal revenues through our recently acquired subsidiary, Tracer.

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

Business Acquisition

The Company accounted for its business acquisition using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. Identifiable intangible assets acquired are recorded at their estimated fair values, and the excess of the purchase price over the fair value of the net assets acquired, including identifiable intangible assets, is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities was subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. The business acquisition was included in the Company’s condensed consolidated financial statements as of the date of the acquisition.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) amending ASC 326, Credit Losses, which provides a practical expedient for all entities in developing reasonable and supportable forecasts as part of estimating expected credit losses to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 on January 1, 2026, and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, has evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2026, we received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until February 2, 2027, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by February 2, 2027, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. Although we may effect a reverse stock split of our issued and outstanding common stock in the future, there can be no assurance that such reverse stock split will enable us to regain compliance with the Nasdaq minimum bid price requirement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKET ONE INC.

Date: November 13, 2026	By:	/s/ Robb Knie
Robb Knie,
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ David Briones
David Briones,
Chief Financial Officer
(Principal Financial and Accounting Officer)